Form 10-Q
period 2022-03-31
Excelerate Energy, Inc.
filed 2022-05-26
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41352

Excelerate Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2878691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2445 Technology Forest Blvd., Level 6 The Woodlands, TX	77381
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 813-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	EE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 23, 2022, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A common stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in Excelerate’s prospectus (the “Prospectus”) (File No. 333-262065), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act and elsewhere in the Prospectus, this Form 10-Q and our other filings with the SEC, including, but not limited to, the following:

•	our ability to enter into contracts with customers and our customers’ failure to perform their contractual obligations;

•	customer termination rights in our contracts;

•	the risks inherent in operating our floating storage and regasification units (“FSRUs”) and other liquefied natural gas (“LNG”) infrastructure assets;

•	the technical complexity of our FSRUs and LNG import terminals and related operational problems;

•	cancellations, time delays, unforeseen expenses and other complications while developing our projects;

•	our inability to develop a project successfully and our customers’ failure to fulfill their payment obligations to us following our capital investment in a project;

•	the failure of our regasification terminals and other facilities to operate as expected or be completed;

•

our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our fleet, regasification terminals and associated assets, pipelines and downstream infrastructure;

•	our reliance on our engineering, procurement and construction contractors and other contractors for the successful completion of our energy-related infrastructure;

•	shortages of qualified officers and crew impairing our ability to operate or increasing the cost of crewing our vessels;

•	uncertainty related to construction costs, development timelines, third-party subcontractors and equipment manufacturers required to perform our development services;

•

our ability to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities and provision of our services;

•	our ability to maintain relationships with our customers and existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain;

•	our ability to connect with third-party pipelines, power plants and other facilities that provide gas receipt and delivery downstream of our integrated terminals;

•	our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery obligations under gas sales agreements or at attractive prices;

•	changes in the demand for and price of LNG and natural gas and LNG regasification capacity;

•	the competitive market for LNG regasification services;

•	fluctuations in hire rates for FSRUs;

•	infrastructure constraints and community and political group resistance to existing and new LNG and natural gas infrastructure over concerns about the environment, safety and terrorism;

•	outbreaks of epidemic and pandemic diseases and governmental responses thereto;

•	our ability to access financing sources on favorable terms;

•	our debt level and finance lease liabilities, which may limit our flexibility in obtaining additional financing or refinancing credit facilities upon maturity;

•

the effects of international conflicts, including sanctions, retaliatory measures and changes in the availability and prices of LNG, natural gas and oil resulting from the invasion of Ukraine by Russia, on our business, customers, industry and outlook;

•	volatility of the global financial markets and uncertain economic conditions, including as a result of the invasion of Ukraine by Russia;

•	our financing agreements, which include financial restrictions and covenants and are secured by certain of our vessels;

•	compliance with various international treaties and conventions and national and local environmental, health, safety and maritime conduct laws that affect our operations;

•	our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the TRA (as defined herein);

•	the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive;

•	payments under the TRA being accelerated and/or significantly exceeding the tax benefits, if any, that we actually realize;

•	the possibility that Excelerate Energy Limited Partnership (“EELP”) will be required to make distributions to us and the other partners of EELP;

•	the material weaknesses identified in our internal control over financial reporting;

•	Kaiser (as defined herein) having the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders;

•	our ability to pay dividends on our Class A common stock;

•	our status as an emerging growth company;

•	other risks and uncertainties inherent in our business; and

•

other risks, uncertainties and factors set forth in the Prospectus, this Form 10-Q and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The unprecedented nature of the Covid-19 (as defined herein) pandemic and the invasion of Ukraine by Russia may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

FINANCIAL INFORMATION

Item 1.

Excelerate Energy, Inc.

Balance Sheets
As of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$10	$10
Total assets	$10	$10

Stockholder's equity
Common stock, $0.01 par value – 5,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Total stockholder's equity	$10	$10

The accompanying notes are an integral part of these balance sheets.

Excelerate Energy, Inc.

Notes to Balance Sheets (Unaudited)

1.
Organization and nature of the business

Excelerate Energy, Inc. (“Excelerate”) was incorporated in the state of Delaware on September 10, 2021. Upon incorporation, Excelerate was authorized to issue 5,000 shares of one class of common stock with a par value of $0.01. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”).

On November 30, 2021, Excelerate Energy Holdings, LLC (“EE Holdings”) acquired 1,000 shares of the Company’s common stock for cash consideration of $0.01 per share, or total cash consideration of $10. Immediately prior to the Excelerate IPO (as defined below), Excelerate repurchased all outstanding shares of common stock at the par value per share.

Initial Public Offering

On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of its Class A common stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to its registration statement on Form S-1 (File No. 333-262065). The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and estimated IPO-related expenses of $8.2 million. The effects of the IPO are not reflected in the balance sheets as of March 31, 2022.

In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 300 million shares of Class A Common Stock; (ii) 150 million shares of Class B common stock, $0.001 par value per share (the “Class B Common Stock”); and (iii) 25 million shares of “blank check” preferred stock, $0.001 par value per share. As of May 23, 2022, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding. All of Excelerate’s issued and outstanding shares of Class B Common Stock are held by EE Holdings, a company controlled directly and indirectly by George B. Kaiser, which shares represent 75.8% of the combined voting power of our Class A and Class B Common Stock. See Note 3 – Subsequent events for additional information related to Excelerate’s IPO.

2.
Basis of presentation

Basis of Presentation

The accompanying balance sheets have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). As there has been no operating activity for this entity since its inception, separate statements of operations, changes in stockholder’s equity and cash flows have not been presented. Excelerate’s year-end is December 31.

Offering Costs

In connection with the IPO, affiliates of Excelerate incurred accounting, legal and other costs, which were reimbursed by Excelerate upon the closing of the IPO. Such costs were deferred and recorded as a reduction to stockholder’s equity and recorded against the proceeds from the IPO.

Emerging Grown Company Status

Following the IPO, Excelerate is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

Excelerate may elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that Excelerate either (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the balance sheets may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Excelerate will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (A) following the fifth anniversary of the completion of the IPO, (B) in which the total annual gross revenue is at least $1.07 billion or (C) when Excelerate is deemed to be a large accelerated filer, which means the market value of Excelerate’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (ii) the date on which Excelerate has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Excelerate Energy, Inc.

Notes to Balance Sheets (Unaudited)

3.
Subsequent events

In connection with the Excelerate IPO, the following actions took place in April 2022.

Amended and Restated Limited Partnership Agreement

EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby, all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, the EELP Limited Partnership Agreement permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash. Excelerate also became the general partner of EELP. In connection with the IPO, EELP issued 26,254,167 Class A interests to Excelerate, representing 24.2% of the EELP interests, and 82,021,389 Class B interests to EE Holdings, representing 75.8% of the EELP interests.

Tax Receivable Agreement

Excelerate entered into a Tax Receivable Agreement (“TRA”) for the benefit of EE Holdings and the George Kaiser Family Foundation (or their affiliates) pursuant to which Excelerate will pay 85% of the amount of the net cash tax savings, if any, that Excelerate is deemed to realize as a result of (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) that exist as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A common stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA.

Long-Term Incentive Plan and Awards Thereunder

On April 18, 2022, Excelerate filed a registration statement on Form S-8 relating to 10,750,000 shares of Class A Common Stock, available for issuance pursuant to awards to eligible persons under the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate’s employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of: stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights (SARs), alone or in conjunction with other awards; restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee or such other committee designated by the board of directors of Excelerate to administer the LTI Plan.

In April 2022, under the LTI Plan, we granted 20,832 shares of Class A Common Stock underlying restricted stock units and 338,935 options to purchase Class A Common Stock shares with an exercise price of $24.00 per option. The grant date fair value of these awards was determined to be $24.00 per share and $13.50 per option, respectively, which we will recognize as compensation expense of the required service period of each award.

Subsequent Events

We evaluated events subsequent to March 31, 2022 through May 25, 2022, the date that the financial statements were available to be issued.

FINANCIAL INFORMATION

Excelerate Energy Limited Partnership

Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$82,905	$72,786
Current portion of restricted cash	3,347	2,495
Accounts receivable, net	116,405	260,535
Accounts receivable, net – related party	11,214	11,140
Inventories	52,207	105,020
Current portion of net investments in sales-type leases	12,775	12,225
Other current assets	28,382	26,194
Total current assets	307,235	490,395
Restricted cash	16,104	15,683
Property and equipment, net	1,412,474	1,433,169
Operating lease right-of-use assets	98,598	106,225
Net investments in sales-type leases	409,543	412,908
Investment in equity method investee	22,343	22,051
Other assets	29,331	20,305
Total assets	$2,295,628	$2,500,736
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$22,515	$303,651
Accounts payable to related party	8,951	7,937
Accrued liabilities and other liabilities	112,639	105,034
Current portion of deferred revenue	8,547	9,653
Current portion of long-term debt	19,939	19,046
Current portion of long-term debt – related party	7,250	7,096
Current portion of operating lease liabilities	31,884	30,215
Current portion of finance lease liabilities	21,278	21,903
Current portion of finance lease liabilities – related party	17,118	15,627
Total current liabilities	250,121	520,162
Derivative liabilities	509	2,999
Long-term debt, net	209,729	214,369
Long-term debt, net – related party	250,518	191,217
Operating lease liabilities	71,261	77,936
Finance lease liabilities	225,036	229,755
Finance lease liabilities – related party	206,589	210,992
Asset retirement obligations	35,296	34,929
Other long-term liabilities	17,741	14,451
Total liabilities	$1,266,800	$1,496,810
Commitments and contingencies (Note 17)
Equity interest	1,149,666	1,135,769
Related party note receivable	(159)	(6,759)
Accumulated other comprehensive loss	(3,720)	(9,178)
Non-controlling interest	13,560	14,376
Non-controlling interest – ENE Onshore	(130,519)	(130,282)
Total equity	1,028,828	1,003,926
Total liabilities and equity	$2,295,628	$2,500,736

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy Limited Partnership

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
	(In thousands)
Revenues
FSRU and terminal services	$97,592	$125,863
Gas sales	494,081	38,950
Total revenues	591,673	164,813
Operating expenses
Cost of revenue and vessel operating expenses	50,063	39,205
Direct cost of gas sales	463,352	23,338
Depreciation and amortization	23,743	26,109
Selling, general and administrative expenses	12,634	13,345
Restructuring, transition and transaction expenses	2,753	—
Total operating expenses	552,545	101,997
Operating income	39,128	62,816
Other income (expense)
Interest expense	(7,054)	(8,292)
Interest expense – related party	(12,173)	(12,550)
Earnings from equity method investment	778	804
Other income (expense), net	(4,116)	(243)
Income before income taxes	16,563	42,535
Provision for income taxes	(3,719)	(4,512)
Net income	12,844	38,023
Less net income (loss) attributable to non-controlling interest	(816)	759
Less net (loss) attributable to non-controlling interest – ENE Onshore	(237)	(1,995)
Net income attributable to partners	$13,897	$39,259

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy Limited Partnership

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
	(In thousands)
Net income	$12,844	$38,023
Other comprehensive income (loss)
Share of comprehensive income (loss) of equity method investee	2,414	1,824
Change in unrealized gains (losses) on cash flow hedges	3,044	2,037
Comprehensive income	18,302	41,884
Less comprehensive income attributable to non-controlling interest	(816)	759
Less comprehensive income attributable to non-controlling interest – ENE Onshore	(237)	(1,995)
Comprehensive income attributable to partners	$19,355	$43,120

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy Limited Partnership

Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

(In thousands)	Equity interest	Related party note receivable	Accumulated other comprehensive loss	Non- controlling interest	Non-controlling interest – ENE Onshore	Total equity
Balance at January 1, 2022	$1,135,769	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss)	13,897	—	—	(816)	(237)	12,844
Related party note receivable	—	6,600	—	—	—	6,600
Other comprehensive income (loss)	—	—	5,458	—	—	5,458
Balance at March 31, 2022	$1,149,666	$(159)	$(3,720)	$13,560	$(130,519)	$1,028,828

Balance at January 1, 2021	$902,099	$—	$(14,961)	$11,341	$(127,318)	$771,161
Net income (loss)	39,259	—	—	759	(1,995)	38,023
Related party note receivable	—	(45,000)	—	—	—	(45,000)
Other comprehensive income (loss)	—	—	3,861	—	—	3,861
Balance at March 31, 2021	$941,358	$(45,000)	$(11,100)	$12,100	$(129,313)	$768,045

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy Limited Partnership

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
Cash flows from operating activities	(In thousands)
Net income	$12,844	$38,023
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	23,743	26,109
Amortization of operating lease right-of-use assets	7,663	5,651
Accretion expense	367	352
Amortization of debt issuance costs	277	320
Deferred income taxes	176	—
Share of net earnings in equity method investee	(778)	(804)
Distributions from equity method investee	2,700	—
Changes in operating assets and liabilities:
Accounts receivable	144,056	(12,680)
Inventories	52,813	16,760
Other current assets and other assets	(11,924)	(1,517)
Accounts payable and accrued liabilities	(264,001)	(21,665)
Derivative liabilities	554	274
Current portion of deferred revenue	(1,106)	1,445
Net investments in sales-type leases	2,815	2,356
Operating lease assets and liabilities	(5,041)	(5,317)
Other long-term liabilities	3,489	(2,030)
Net cash provided by (used in) operating activities	$(31,353)	$47,277
Cash flows from investing activities
Purchases of property and equipment	(11,029)	(5,184)
Net cash used in investing activities	$(11,029)	$(5,184)
Cash flows from financing activities
Proceeds from long-term debt – related party	566,300	12,100
Repayments of long-term debt – related party	(506,844)	(1,713)
Repayments of long-term debt	(4,025)	(6,454)
Related party note receivables	—	(45,000)
Collections of related party note receivables	6,600	—
Principal payments under finance lease liabilities	(5,345)	(8,846)
Principal payments under finance lease liabilities – related party	(2,912)	(3,798)
Net cash provided by (used in) financing activities	$53,774	$(53,711)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,392	(11,618)

Cash, cash equivalents and restricted cash
Beginning of period	$90,964	$109,539
End of period	$102,356	$97,921

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy Limited Partnership (“EELP” and together with its subsidiaries, “we,” “us,” or the “Company”) was formed in December 2003. The Company is a Delaware limited partnership, of which George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) ultimately owned directly or indirectly greater than 98% as of March 31, 2022. Excelerate Energy, LLC was the Company’s general partner, with a 1% ownership interest in the Company as of March 31, 2022. Excelerate Energy Holdings, LLC (“EE Holdings”) was the Company’s limited partner, with a 99% ownership interest in the Company as of March 31, 2022.

The Company offers floating liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. The Company offers a full range of floating regasification services from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply.

In September 2021, as part of an anticipated reorganization in connection with the IPO (as defined below), certain entities under common control of Kaiser were contributed to EELP (the “Northeast Gateway Contribution”). These entities include Excelerate New England GP, LLC, Northeast Gateway Energy Bridge, LP and Excelerate New England Lateral, LLC (the “Northeast Companies”). Since the contribution to EELP is considered a transaction with entities under common control, EELP accounted for the Northeast Companies’ assets and liabilities received at their parent carrying values and retroactively reflected them in these consolidated financials of EELP as of the earliest period presented.

Initial Public Offering

On September 10, 2021, Excelerate Energy, Inc. (“Excelerate”) was incorporated as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in EELP. On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A common stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and estimated IPO-related expenses of $8.2 million. The effects of the IPO are not reflected in the consolidated financial statements as of and for the three months ended March 31, 2022. See Note 21 – Subsequent events for additional information related to Excelerate’s IPO.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of EELP and its consolidated subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among EELP and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Prospectus for the year ended December 31, 2021. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period.

Subsequent events

The Company evaluated events subsequent to March 31, 2022 through May 25, 2022, the date that the consolidated financial statements were available to be issued. See Note 21 – Subsequent events for further details.

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Prospectus. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2022.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

(Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost, including trade receivables, be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on relevant information about the credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

3.
Fair value of financial instruments

Recurring Fair Value Measurements

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of significance for a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		March 31, 2022	December 31, 2021
Financial liabilities
Derivative financial instruments	Level 2	$1,217	$4,400

As of March 31, 2022 and December 31, 2021, all derivatives were in a liability position and determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of March 31, 2022 or December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments. The interest rates of the fixed-rate long-term debt are closely aligned with the market rate, as such, the fair value approximates carrying value of these financial instruments as well.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from Bloomberg. Specifically, the fair values of the interest rate swaps were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2022 and 2021.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance required quantitative disclosures about the fair value measurements separately for each major category. The Company did not record an impairment on the equity investments or long-lived assets during the three months ended March 31, 2022 and 2021.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

4.
Accounts receivable, net

As of March 31, 2022 and December 31, 2021, accounts receivable, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade receivables	$99,175	$245,000
Accrued revenue	18,109	16,414
Allowance for doubtful accounts	(879)	(879)
Accounts receivable, net	$116,405	$260,535

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at March 31, 2022 (in thousands):

March 31, 2022
Interest rate swap(1)	$69,188

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Current liabilities
Interest rate swaps – cash flow hedges	$708	$1,401
Non-current liabilities
Interest rate swaps – cash flow hedges	509	2,999
Derivative liabilities	$1,217	$4,400

The current portion of derivative liability is included in accrued liabilities and other liabilities financial statement line item.

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges for 2022 and 2021, include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary which includes the following designations:

•
In 2018, the Company entered into two long-term interest rate swap agreements with a major financial institution. The swaps, which became effective in October 2018 and expire in April 2030, are used to hedge approximately 70% of the variability in interest payments/interest risk on the bank loans dated June 23, 2017.

The following table presents the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of comprehensive income for the three months ended in March 31, 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	For the three months ended March 31,			For the three months ended March 31,
	2022	2021		2022	2021
Interest rate swaps	$2,958	$1,865	Interest expense	$(86)	$(174)

The amount of gain (loss) recognized in other comprehensive income as of March 31, 2022 and expected to be reclassified within the next 12 months was $(0.7) million.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

6.
Inventories

As of March 31, 2022 and December 31, 2021, inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
LNG	$45,551	$101,594
Bunker fuel	6,656	3,426
Inventories	$52,207	$105,020

7.
Other current assets

As of March 31, 2022 and December 31, 2021, other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$13,483	$10,259
Prepaid expenses – related party	2,700	5,917
Tax receivables	11,137	9,186
Other receivables	1,062	832
Other current assets	$28,382	$26,194

8.
Property and equipment

As of March 31, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Vessels	$1,715,688	$1,705,719
Vessel related equipment	396,936	391,985
Buoy and pipeline	11,493	11,553
Finance lease right-of-use assets	219,435	219,435
Other equipment	16,079	16,068
Assets in progress	8,515	21,023
Less accumulated depreciation	(955,672)	(932,614)
Property and equipment, net	$1,412,474	$1,433,169

Depreciation expense for the three months ended March 31, 2022 and 2021 was $23.2 million and $25.7 million, respectively.

9.
Accrued liabilities

As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued vessel and cargo expenses	$62,700	$48,053
Payroll and related liabilities	5,645	9,262
Accrued interest	1,855	917
Current portion of derivative liability	708	1,401
Off-market capacity liability – ENE Onshore	7,853	11,072
Accrued turnover taxes	22,572	25,016
Other accrued liabilities	11,306	9,313
Accrued liabilities	$112,639	$105,034

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Experience Vessel Financing	$145,400	$148,500
2017 Bank Loans	90,645	91,570
Total debt	236,045	240,070
Less unamortized debt issuance costs	(6,377)	(6,655)
Total debt, net	229,668	233,415
Less current portion, net	(19,939)	(19,046)
Total long-term debt, net	$209,729	$214,369

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company makes quarterly principal payments of $3.1 million toward the $247.5 million in principal provided for the Experience vessel and interest payments at the 3-month LIBOR plus 3.25% (4.2% at March 31, 2022). In December 2021, we entered into an agreement to extend the original loan from December 2026 to December 2033, reduce the interest margin to 3.25% from 4.2%, and reduce the quarterly principal payments to $3.1 million from $5.0 million.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company may borrow up to $32.8 million, makes semi-annual payments and accrues interest at the 6-month LIBOR plus 2.42% (3.9% at March 31, 2022) through the loan maturity date of October 15, 2029.

The second agreement allows the Company to draw funds up to $92.8 million and requires us to make quarterly payments and accrue interest at the 3-month LIBOR plus 4.50% (5.5% at March 31, 2022) through the loan maturity date of October 15, 2029.

As of March 31, 2022, the Company was in compliance with the covenants under its debt facilities.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Exquisite Vessel Financing	$194,368	$196,213
KFMC Note	60,000	—
KFMC-ENE Onshore Note	3,400	2,100
Total related party debt	257,768	198,313
Less current portion	(7,250)	(7,096)
Total long-term related party debt	$250,518	$191,217

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with Nakilat Excelerate LLC, its equity method investment (“Nakilat JV”), to provide $220.0 million of financing for the Exquisite vessel at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the vessel.

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note was amended and restated in its entirety in September 2021 and further amended in October 2021, allowing EELP to draw funds up to $250 million through December 31, 2023 at LIBOR plus 1.55%. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 21 – Subsequent events.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

KFMC-ENE Onshore Note

In November 2021, KFMC and Excelerate New England Onshore, LLC (“ENE Onshore”) entered into a note (the “KFMC-ENE Onshore Note”) with a maximum commitment of $25 million at an interest rate of one-month LIBOR plus 1.5% (2.0% at March 31, 2022), which matures in December 2023.

12.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of March 31, 2022, the Company was a lessee in finance lease arrangements on two vessels (with related parties), one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases due to their terms representing the majority of the economic lives of the assets.

Finance lease liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
External leases:
Finance lease liabilities	$246,314	$251,658
Less current portion of finance lease liabilities	(21,278)	(21,903)
Finance lease liabilities, long-term	$225,036	$229,755

Related party leases:
Finance lease liabilities	$223,707	$226,619
Less current portion of finance lease liabilities	(17,118)	(15,627)
Finance lease liabilities, long-term	$206,589	$210,992

Operating leases

The Company is a lessee in a bareboat charter contract and terminal use lease, accounted for as operating leases. Pursuant to a bareboat charter, the vessel owner provides the use of the vessel to the Company in exchange for a fixed charter hire rate. However, the Company is responsible for the operation and maintenance of the vessel with its own crew, fuel costs, and other related expenses. As such, the bareboat charter includes a lease component only for the lessee to control the use of the vessel and does not contain non-lease components.

Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company's operating leases contain any residual value guarantees.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at March 31, 2022 is as follows (in thousands):

Year	Operating	Finance
2022	$27,718	$59,429
2023	36,884	75,399
2024	28,375	75,412
2025	17,825	63,999
2026	796	61,343
Thereafter	1,829	430,554
Total lease payments	$113,427	$766,136
Less: imputed interest	(10,282)	(296,116)
Carrying value of lease liabilities	103,145	470,020
Less: current portion	(31,884)	(38,396)
Carrying value of long-term lease liabilities	$71,261	$431,624

As of March 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 3.2 years and 11.9 years, respectively, with a weighted average discount rate of 5.8% and 9.8%, respectively. As of December 31, 2021, the Company’s weighted average remaining lease term for operating and finance leases was 3.4 years and 12.1 years, respectively, with a weighted average discount rate of 5.8% and 9.8%, respectively.

The Company's total lease costs for the three months ended March 31, 2022 and 2021 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended March 31,
	2022	2021
Amortization of finance lease right-of-use assets – related party	$1,226	$1,226
Amortization of finance lease right-of-use assets – external	652	3,336
Interest on finance lease liabilities – related party	7,006	7,422
Interest on finance lease liabilities – external	3,919	992
Operating lease expense	9,475	7,128
Short-term lease expense	387	65
Total lease costs	$22,665	$20,169

Other information related to leases for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Cash paid for amounts included in measurement of finance lease liabilities – related party	$7,006	$11,220
Cash paid for amounts included in measurement of finance lease liabilities – external	3,919	5,224
Cash paid for amounts included in measurement of operating lease liabilities	7,300	5,343
Financing cash flows related to finance leases – related party	2,912	3,798
Financing cash flows related to finance leases – external	5,345	8,846
Right-of-use assets obtained in exchange for new operating lease liabilities	219	—

13.
Revenue

The following table presents the Company’s revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Revenue from leases	$74,062	$95,145
Revenue from contracts with customers
Time charter, regasification and other services	23,530	30,718
Gas sales	494,081	38,950
Total revenue	$591,673	$164,813

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three months ended March 31, 2022 and 2021 consists of the following (in thousands):

	For the three months ended March 31,
	2022	2021
Operating lease income	$55,274	$75,898
Sales-type lease income	18,788	19,247
Total revenue from leases	$74,062	$95,145

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three months ended March 31, 2022 and 2021, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.8 million and $19.2 million, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of March 31, 2022, the Company is the lessor to long-term time charter agreements with customers on six of its vessels. The following represents the amount of property and equipment that is leased to customers as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Property and equipment	$1,918,967	$1,899,892
Accumulated depreciation	(786,356)	(766,642)
Property and equipment, net	$1,132,611	$1,133,250

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of March 31, 2022, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
2022	$66,009	$157,416
2023	80,449	167,190
2024	84,214	132,753
2025	87,612	121,510
2026	87,612	93,327
Thereafter	579,486	498,440
Total undiscounted	$985,382	$1,170,636
Less: imputed interest	(563,064)
Net investment in sales-type leases	422,318
Less: current portion	(12,775)
Non-current net investment in sales-type leases	$409,543

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts with customers

The following table shows disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	Three months ended March 31, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$18,788	$9,275	$—	$28,063
UAE	12,738	2,882	—	15,620
Pakistan	10,882	2,484	—	13,366
Argentina	9,375	4,152	—	13,527
Brazil	12,907	1,661	419,982	434,550
Israel	9,372	1,654	—	11,026
United States	—	1,099	74,099	75,198
Other	—	323	—	323
Total revenue	$74,062	$23,530	$494,081	$591,673

	Three months ended March 31, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$19,247	$9,302	$—	$28,549
UAE	14,301	6,404	—	20,705
Pakistan	10,882	2,711	—	13,593
Argentina	9,428	3,711	—	13,139
Brazil	12,130	1,565	—	13,695
Israel	9,390	1,476	—	10,866
China	—	—	38,950	38,950
Other	19,767	5,549	—	25,316
Total revenue	$95,145	$30,718	$38,950	$164,813

Assets and liabilities related to contracts with customers

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2022, and December 31, 2021, receivables from contracts with customers associated with revenue from services was $102.3 million and $232.5 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at March 31, 2022 and December 31, 2021, was $7.6 million and $12.8 million, respectively. Accrued revenue represents current contract asset that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases which are accounted for in accordance with the leasing standard. There were no impairment losses for trade receivables for lease or time charter services or contract assets for the three months ended March 31, 2022, and 2021.

Contract liabilities from advance payments in excess of revenue recognized from services as of March 31, 2022 and December 31, 2021 was $1.6 million and $1.5 million, respectively. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes in our long-term contract liabilities to customers, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenues, beginning of period	$14,451	$9,569
Cash received but not yet recognized	1,212	4,882
Deferred revenues, end of period	$15,663	$14,451

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $424.8 million as of March 31, 2022. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2022	$35,636
2023	43,558
2024	44,845
2025	44,071
2026	44,071
Thereafter	212,595
$424,776

14.
Income taxes

The Company estimates the annual effective tax rate for the full year to be applied to the actual year-to-date ordinary income (loss) and reports the tax effects of discrete items as they occur.

The tax provision for the three months ended March 31, 2022 and March 31, 2021 was $3.7 million and $4.5 million, respectively. The decrease in the tax provision for the three months ended March 31, 2022 was primarily attributable to the year over year change in the geographical mix of pretax book income.

The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 22.5% and 10.6%, respectively. The increase in the tax provision for the three months ended March 31, 2022 was driven by the change in geographical mix of pretax book income in certain taxable entities and jurisdictions as well as withholding tax accruals.

The effective tax rates for the three months ended March 31, 2022 and March 31, 2021 differ from the U.S. federal statutory rate of 21% primarily due to the Company’s election to be treated as a pass-through entity for income tax purposes and, as such, is not subject to U.S. federal and most state income taxes. Instead, the Company’s U.S. income tax activity is allocated to individuals and entities affiliated with the Company. The Company also has international operations that are subject to foreign income tax requirements. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

15.
Related party transactions

The Company had two debt instruments with related parties, including a sale leaseback agreement with the Nakilat JV and the KFMC Note. For details on these debt instruments, see Note 11 – Long-term debt – related party. EELP, certain of its subsidiaries and other affiliates of Kaiser are guarantors to the Kaiser Credit Line. For details on this facility, see Note 17 – Commitments and contingencies.

Kaiser has over time donated significant amounts of money to the George Kaiser Family Foundation (the “Foundation”). The Foundation has an independent board and Kaiser does not exert control or have ownership over the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. The Company had two finance lease arrangements with companies owned by the Foundation for the use of the Excellence and Excelsior vessels as well as operating maintenance services. As

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

of March 31, 2022, and December 31, 2021, the Company had an outstanding balance with the Foundation totaling $223.7 million and $226.6 million, respectively. Interest expense in related party finance leases for the three months ended March 31, 2022 and 2021 amounted to $7.0 million and $7.4 million, respectively. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels (as defined herein). EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 21 – Subsequent events.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	Three months ending March 31,
	2022	2021
Management fees and other expenses with Kaiser	$748	$229

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Amounts due from related parties	$11,214	$11,140
Amounts due to related parties	$8,951	$7,937
Prepaid expenses – related party	$2,700	$5,917

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser that had significant activity during the three months ended March 31, 2022, as described below.

GBK Corporation, an affiliate of Kaiser, issued a guarantee dated August 19, 2011, in respect of all payment and performance obligations owed by Excelerate Energy Brazil, LLC and Excelerate Energy Servicos de Regaseficacao Ltda to Petroleo Brasileiro S.A. under an operation and services agreement and time charter party, which guarantee is subject to a cap of $55 million on certain indemnification obligations. This guarantee was terminated effective January 11, 2022, and EELP issued a new guarantee in respect of such obligations.

As credit support for LNG cargos, Kaiser obtained letters of credit under the Kaiser Credit Line (as defined herein) on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers, in the following approximate aggregate amounts: $329.3 million in 2021, of which none remained outstanding as of March 31, 2022; and $15.3 million in the three months ended March 31, 2022, of which $15.3 million remained outstanding as of March 31, 2022. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). The amount available for drawing under the AGT LOC reduces monthly and was approximately $16.5 million as of December 31, 2021 and $9.9 million as of March 31, 2022. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC.

Kaiser issued an uncapped construction and operational guarantee dated May 14, 2007 in favor of the Secretary of Transportation, United States of America, as represented by the Maritime Administrator (“MARAD”), in respect of Northeast Gateway Energy Bridge, LP’s obligations related to design, construction, operations and decommissioning under the deepwater port license issued by MARAD (the “Kaiser – MARAD Guarantee”). In addition, Kaiser obtained a letter of credit in favor of MARAD to cover decommissioning costs in the amount of approximately $15.4 million (the “Kaiser – MARAD LOC”), which Kaiser – MARAD LOC was amended and increased to $16.3 million in December 2021. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations under the Kaiser-MARAD Guarantee and the Kaiser – MARAD LOC, (ii) pay a nominal fee to Kaiser to maintain such Kaiser-MARAD Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the MARAD LOC.

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Also in connection with the Northeast Gateway Contribution during September 2021, EE Holdings made a $57.2 million contribution to the Company to allow it to repay the remaining amount owed on a promissory note between ENE Lateral and KFMC. During September 2021, EE Holdings also made a $16.5 million contribution in the form of a Note Receivable from Kaiser (the “Kaiser Note Receivable”) to provide for funding of certain amounts expected to be paid in the next twelve months. The Kaiser Note Receivable bears interest at 1.55% with $3.3 million payable each month by Kaiser to the Company. The Kaiser Note Receivable was presented as contra-equity in the consolidated financial statements. The Kaiser Note Receivable was repaid in full in February 2022.

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Development DMCC for the benefit of Engro Elengy Terminal (Private) Limited in the amount of $20 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver.

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Bangladesh Ltd. for the benefit of Bangladesh Oil, Gas & Mineral Corporation in the amount of $20 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver.

16.
Concentration risk

The Company is subject to concentrations of credit risk principally from cash and cash equivalents, restricted cash, derivative financial instruments, and accounts receivable. The Company limits the exposure to credit risk with cash and cash equivalents and restricted cash by placing it with highly rated financial institutions. Additionally, the Company evaluates the counterparty risk of potential customers based on credit evaluations including analysis of the counterparty’s established credit rating or assessment of the counterparty’s creditworthiness based on an analysis of financial condition when a credit rating is not available, historical experience, and other factors.

To manage credit risk associated with the interest rate hedges, the Company selected counterparties based on their credit ratings and limits the exposure to any single counterparty. The counterparties to the derivative contracts are major financial institutions with investment grade credit ratings. The Company periodically monitors the credit risk of the counterparties and adjusts the hedging position as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under the derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of the derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with the derivative contracts.

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Three months ended
	March 31,
	2022	2021
Customer A	73%	8%
Customer B	13%	0%
Customer C	3%	12%
Customer D	0%	24%

Substantially all of the net book value of our long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

17.
Commitments and contingencies

The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company will recognize a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.

The Company and certain of its subsidiaries, and other entities under common control of Kaiser, were guarantors to a Kaiser revolving loan facility as of March 31, 2022. The Company provided a first lien against one of the Company’s vessels to collateralize this facility. The facility was a committed line of $600 million with a third-party bank that would expire on September 30, 2022 (the “Kaiser Credit Line”). The Company utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. As of March 31, 2022 and December 31, 2021, the Company had issued $81.5 million and $142.5 million, respectively, in letters of credit under the Kaiser Credit Line. In connection with the IPO, the first lien against an EELP vessel and other

Excelerate Energy Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

collateral and guarantees provided by EELP and its subsidiaries was released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver.

18.
Asset retirement obligations

The Company’s asset retirement obligation represents the present value of estimated future costs associated with the decommissioning of the Northeast Gateway Deepwater LNG Port in the Massachusetts Bay. In accordance with the port's license and permits, the Company is legally required to decommission the port and estimates that this will occur at the end of the related pipeline capacity agreement in 2032.

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	March 31, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$34,929	$33,499
Accretion expense	367	1,430
Asset retirement obligations, end of period	$35,296	$34,929

19.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for taxes	$12,544	$4,843
Cash paid for interest	17,989	20,340
Right-of-use assets obtained in exchange for lease obligations	219	—
Capital expenditures included in accounts payable	8,516	2,246

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$82,905	$72,786
Restricted cash – current	3,347	2,495
Restricted cash – non-current	16,104	15,683
Cash, cash equivalents, and restricted cash	$102,356	$90,964

20.
Accumulated other comprehensive (income) loss

Changes in components of accumulated other comprehensive (income) loss were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2022	$2,167	$3,702	$3,309	$9,178
Other comprehensive (income) loss	—	(2,958)	(492)	(3,450)
Reclassification to income	—	(86)	(1,922)	(2,008)
At March 31, 2022	$2,167	$658	$895	$3,720

At January 1, 2021	$2,167	$7,027	$5,767	$14,961
Other comprehensive (income) loss	—	(1,865)	(2,628)	(4,493)
Reclassification to income	—	(174)	804	630
At March 31, 2021	$2,167	$4,988	$3,943	$11,098

21.
Subsequent events

In connection with the Excelerate IPO, the following actions took place in April 2022.

Amended and Restated Limited Partnership Agreement

EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby, all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, the EELP Limited Partnership Agreement permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash. Excelerate also became the general partner of EELP. In connection with the IPO, EELP issued 26,254,167 Class A interests to Excelerate, representing 24.2% of the EELP interests, and 82,021,389 Class B interests to EE Holdings, representing 75.8% of the EELP interests.

Tax Receivable Agreement

Excelerate entered into a Tax Receivable Agreement (“TRA”) for the benefit of EE Holdings and the Foundation pursuant to which Excelerate will pay 85% of the amount of the net cash tax savings, if any, that Excelerate is deemed to realize as a result of (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC)), (collectively, the “Foundation Vessels”) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A common stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A common stock with a fair market value (based on the public offering price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisition of both the Excelsior and the Excellence vessels will be accounted for as asset acquisitions in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A common stock and contingent consideration related to the TRA, will be allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). The Excellence vessel will continue to be accounted for as a sales-type lease and thus will not result in an adjustment to property and equipment. Any difference between the consideration given to acquire the Excellence and the historical finance lease liability will result in a loss on the income statement.

Senior Secured Revolving Credit Agreement

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower (the “Borrower”), Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder have made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enables us to borrow up to $350 million over a three-year term which expires in April 2025 and is expected to be used primarily for letters of credit, working capital, and other general corporate purposes.

Borrowings under the EE Revolver will bear interest at a per annum rate equal to the term Secured Overnight Financing Rate reference rate plus 0.10% (or alternate base rate) for such period plus an applicable margin, which applicable margin will be based on the Borrower’s consolidated total leverage ratio as defined and calculated under the Credit Agreement. The unused portion of the EE Revolver will be subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on the Borrower’s consolidated total leverage ratio.

The EE Revolver contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Revolver.

Also on April 18, 2022, the Company applied proceeds of loans made by the lenders under the EE Revolver, on the closing day of such facility, to repay the KFMC Note in full, and the KFMC Note was terminated in connection with such repayment. For more information regarding the KFMC Note, see Note 11 – Long-term debt – related party.

ISDA Agreement with Kaiser

Kaiser and EELP were party to an ISDA Master Agreement dated February 15, 2008, as amended on February 15, 2011. Since January 2019, there has been one transaction resulting in a net settlement cost to EELP of $0.7 million under the ISDA Master Agreement. The ISDA Master Agreement was terminated upon the consummation of the IPO.

Long-Term Incentive Plan and Awards Thereunder

On April 18, 2022, Excelerate filed a registration statement on Form S-8 relating to 10,750,000 shares of Class A Common Stock, available for issuance pursuant to awards to eligible persons under the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of: stock options, both incentive stock options and “non-qualified” stock options; stock appreciation rights (SARs), alone or in conjunction with other awards; restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee or such other committee designated by the board of directors of Excelerate to administer the LTI Plan.

In April 2022, under the LTI Plan, we granted 20,832 shares of Class A Common Stock underlying restricted stock units and 338,935 options to purchase Class A Common Stock shares with an exercise price of $24.00 per option. The grant date fair value of these awards was determined to be $24.00 per share and $13.50 per option, respectively, which we will recognize as compensation expense of the required service period of each award.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and for the year ended December 31, 2021 included in the Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the Prospectus, this Form 10-Q and our other filings with the SEC. Please also see the section titled “Forward-Looking Statements.”

Overview

Excelerate is changing the way the world accesses cleaner, more affordable and reliable energy by delivering regasified natural gas, benefitting hundreds of millions of people around the world. From our founding, we have focused on providing flexible LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to affordable energy such as LNG is critical to assisting emerging markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in eight countries and operations in the United States, Brazil, Argentina, Israel, United Arab Emirates, Pakistan and Bangladesh. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil from Petróleo Brasileiro S.A. (“Petrobras”) and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Albania, the Philippines and Bangladesh. In each of these countries, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three-month period ended March 31, 2022, we generated revenues of $591.7 million, net income of $12.8 million and Adjusted EBITDAR of $71.4 million. For the three months ended March 31, 2021, we generated revenues of $164.8 million, net income of $38.0 million and Adjusted EBITDAR of $96.6 million. For more information regarding our non-GAAP measure Adjusted EBITDAR and a reconciliation to net income, the most comparable GAAP measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in growing global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of March 31, 2022, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,300 ship-to-ship transfers of LNG with over 40 LNG operators since we began operations and safely delivered more than 5,540 billion cubic feet of natural gas through 15 LNG terminals. For the three months ended March 31, 2022 and March 31, 2021, we generated revenues of $97.6 million and $125.9 million, respectively, from our FSRU and terminal services businesses, representing approximately 16% and 76% of our total revenues for each of those periods.

We also procure LNG from major producers and sell regasified natural gas through our flexible LNG terminals. For the three months ended March 31, 2022, we generated revenues of $494.1 million from LNG and natural gas sales, representing approximately 84% of our total revenues for that period. For the three-month period ended March 31, 2021 we generated revenues of $39.0 million from LNG and natural gas sales, representing approximately 24% of our total revenues for that year. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products, including LNG-to-power projects and a suite of smaller-scale natural gas distribution solutions. We are currently developing a set of integrated LNG projects in Albania, the Philippines and Bangladesh. We consider these projects to be in advanced development and estimate that these projects together represent greater than $1 billion in future capital investment opportunities. We are evaluating and pursuing additional early-stage projects with opportunities in Europe, Asia Pacific, Latin America and the Middle East.

Recent Trends and Outlook

Increased aspirations for carbon neutrality and energy transitions away from coal may cause countries to rely more on lower carbon fuels such as LNG, as evidenced by expected LNG demand growth. Global LNG demand is estimated by the Shell LNG Outlook for 2021 to almost double from 360 metric tons (“MT”) in 2020 to about 720 MT in 2040, supported by strong demand growth in emerging Asian markets. As economic development and urbanization spur demand for electricity, LNG will be a critical solution for bridging the supply/demand imbalance in regions like Southeast Asia, where LNG demand is expected to increase 56% by 2030, underpinned by the power sector. On the supply side, we believe there is a robust pipeline of projects that can meet this new demand. Limitations on energy import infrastructure, particularly in developing countries that need to move away from coal and oil, make LNG adoption difficult, but as a pioneer in flexible LNG solutions, we believe that we are well positioned to address these limitations and support society’s transition to a lower-carbon energy future. Given the appetite for cleaner energy, we expect these industry trends to continue, and we plan to capitalize on this growing global demand and create new markets for natural gas by providing a fully integrated LNG delivery model.

Across the world, a combination of extreme weather events, Covid-19 related energy market distortions, the invasion of Ukraine by Russia, and a failure to transition to renewables has increased, in the short term, both the cost of energy and the risk of energy supply disruptions. For example, as a result of not procuring a sufficient level of LNG imports and lower than expected wind power availability, the United Kingdom has seen natural gas prices rise more than fivefold over the past year according to Bloomberg. In 2021, the Brazilian federal government began seeking to intervene in the power markets to minimize the effects of a historic drought on the country’s hydroelectric power supply and has indicated its support for our efforts to increase LNG imports as a viable strategy for improving power generation availability. The current energy market volatility supports LNG as a reliable bridge to the sustainable growth of renewables in the world’s energy mix. We believe the past year’s events underscore the value that LNG offers by providing energy supply stability for any government looking to implement a sustainable, reliable and cost-effective energy transition plan.

Due to recent geopolitical events, including the invasion of Ukraine by Russia, we are seeing an increase in inquiries for our FSRU and integrated terminal services. This interest is mainly coming from countries that have historically been dependent on imports of Russian natural gas. Given the increased emphasis on security of supply, we believe LNG will be an attractive solution to these customers over the near to mid-term. In May 2022, we announced the signing of a 10-year time charter party agreement with a subsidiary of Gasgrid Finland Oy (“Gasgrid Finland”). In addition to this new firm commitment, we continue to explore other opportunities in European markets. At this time, we do not believe any economic sanctions or other actions taken against Russia will adversely affect our current business and operations or the potential opportunities discussed above, and we will continue to monitor new developments in this area.

While we have the potential to benefit from increased LNG and natural gas opportunities related to the increased appetite for alternative energy sources in the European market, there have been some headwinds in the current market environment. As the Japan Korea Marker to Dutch Title Transfer Facility price spread began to flatten in December 2021, demand for vessels to transport cargos from the Atlantic to the Pacific decreased and resulted in fewer opportunities to sub-charter our available vessels to third parties early in 2022, which affected our first quarter results. Current market dynamics, including these recent geopolitical events, have also driven an increase in spot LNG prices early in 2022, which could potentially reduce the opportunities for spot LNG cargo sales and additional short-term natural gas sales.

In addition to increased LNG industry activity levels, we expect to benefit from our strategy to pursue opportunities in the downstream market, expand into new markets and increase our activity in selling natural gas downstream. In 2021, we began to sell LNG into Bangladesh, expanded our business in Brazil through the lease of a terminal in Bahia to support the import of LNG and began the sale of natural gas to the local markets in Brazil. In the first quarter of 2022, we also sold gas into the New England market through our Northeast Gateway facility in Boston harbor. A portion of the benefits we expect to achieve from these opportunities will be offset by the release of our one conventional LNG carrier (“LNGC”) from short term charter operations, which occurred in December 2021.

We expect these and similar business opportunities to drive incremental revenue and profits in the near term while we continue to develop additional long-term growth opportunities, such as:

•
In April 2022, the government of Finland announced its intention to stop purchases of Russian pipeline natural gas and instead to utilize an FSRU to meet its natural gas consumption needs by year end 2022. The government of Estonia has made a similar decision. Due to the proximity and good relations between the two countries, Estonia will participate in the Finnish project rather than pursuing a project of its own. In May 2022, Excelerate and Gasgrid Finland signed a 10-year, time charter party agreement for Excelerate to provide LNG regasification services starting in the fourth quarter of 2022. Gasgrid Finland has initiated the development of a new jetty in Southern Finland, near the Balticconnector pipeline, for the FSRU Exemplar to moor.
•
In May 2022, the Payra LNG project was approved in principle by Bangladesh Oil, Gas & Mineral Corporation and Bangladesh’s Energy and Mineral Resources Division, a significant milestone in the approval process. Excelerate has commenced negotiations of the integrated deal, which includes an LNG supply agreement that would allow the Company to sell three to four million tons per annum of LNG to the country. The Payra LNG project will represent Excelerate’s largest deployment of capital to date and has the potential to significantly increase the scale of the Company’s operations from a global perspective.
•
In February 2022, the Moheshkhali LNG (“MLNG”) expansion project was approved in principle by the government of Bangladesh. MLNG is one of Excelerate’s three E-FIT integrated terminals. Excelerate has commenced commercial negotiations for the expansion of the terminal, the extension of our regasification agreement by five years to 2038, and an LNG supply agreement to sell up to 1.5 million tons per annum.
•
In January 2022, Excelerate received approval from the Albanian government to proceed with the second phase of the feasibility study for the Vlora LNG terminal and power plant. Under the previously announced memorandum of understanding with Albgaz Sh.a,, Albania’s natural gas transmission system operator, and Snam S.p.A, one of the largest energy infrastructure owner and operators in the world, Excelerate is continuing to explore solutions to connect the Vlora LNG Terminal with other European natural gas infrastructure.
•
In March 2022, Excelerate was awarded a seasonal charter for the FSRU Exemplar at the Bahia Blanca GasPort terminal in Argentina. Following regasification services at the Northeast Gateway Deepwater Port, the Exemplar sailed to Argentina. The vessel arrived at Bahia Blanca in May 2022 and will provide regasification services during the winter in Argentina.

Components of Our Results of Operations

Revenue

We generate revenue through the provision of regasification services using our fleet of FSRUs and LNG terminal assets, as well as physical sales of LNG and natural gas, that are made primarily in connection with our regasification and terminal projects. We provide regasification services through time charters and operation service contracts primarily related to our long-term charter contracts. Most of our time charter revenues are from long-term contracts that function similar to take-or-pay arrangements in that we are paid if our assets and teams are available and ready to provide services to our customers regardless of whether our customers utilize the services. A portion of our revenue attributable to our charters for the use of our vessels is accounted for as lease revenue, and the revenues attributable to the services provided under those charters are accounted for as non-lease revenue. We generally charge fixed fees for the use of and services provided with our vessels and terminal capacity plus additional amounts for certain variable costs.

Expenses

The principal expenses involved in conducting our business are operating costs, direct cost of gas sales, general and administrative expenses, and depreciation and amortization. A large portion of the fixed and variable costs we incur in our business are in the operation of our fleet of FSRUs and terminals that provide regasification and gas supply to our customers. We manage the level of our fixed costs based on several factors, including industry conditions and expected demand for our services and generally pass-through certain variable costs.

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment includes costs incurred for our fleet of FSRUs and terminal assets including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses include the following major cost categories: vessel operating costs; personnel costs; repair and maintenance; and leasing costs. These operating costs are incurred for both our FSRU and terminal services revenues and Gas sales revenues.

Direct cost of gas sales

Direct cost of gas sales includes the cost of LNG and other fuel and direct costs incurred in selling natural gas and LNG, which are significant variable operating costs. These costs fluctuate in proportion to the amount of our natural gas and LNG sales as well as LNG prices.

Depreciation and amortization expenses

Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment assets, less an estimated residual value. Certain recurring repairs and maintenance expenditures required by regulators are amortized over the required maintenance period.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and other employee-related costs for personnel engaged in executive management, sales, finance, legal, tax and human resources. SG&A also consists of expenses associated with office facilities, information technology, external professional services, business development, legal costs and other administrative expenses.

Restructuring, transition and transaction expenses

We incurred restructuring, transition and transaction expenses during the three months ended March 31, 2022, related to consulting, legal, and audit costs incurred as part of and in preparation for our initial public offering (the “IPO”). There were no restructuring, transition or transaction expenses incurred during the three months ended March 31, 2021.

Other income, net

Other income, net, primarily contains interest income, gains or losses from the effect of foreign exchange rates and gains and losses on asset sales.

Interest expense and Interest expense – related party

Our interest expense is primarily associated with our finance leases liabilities and loan agreements with external banks and related parties.

Earnings from equity-method investment

Earnings from equity-method investment relate to our 45% ownership interest in the Nakilat joint venture, which we acquired in 2018.

Provision for income taxes

EELP is treated as a pass-through entity for income tax purposes and, as such, is not subject to U.S. federal and most state income taxes. Instead, EELP’s U.S. income tax activity is allocated to individuals and entities affiliated with EELP. We also have international operations that are subject to foreign income tax requirements and U.S. corporate subsidiaries subject to U.S. federal tax.

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings (losses) allocable to the third-party equity ownership interests in our subsidiary, Excelerate Energy Bangladesh, LLC, which was formed in 2016.

Net income attributable to non-controlling interest – ENE Onshore

Net income attributable to non-controlling interest – ENE Onshore includes the loss allocable to the equity ownership interests in Excelerate New England Onshore, LLC (“ENE Onshore”). We consolidate ENE Onshore since we determined that although we have no ownership interest we are the primary beneficiary.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a flow-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Form 10-Q do not include any provision for U.S. federal income tax. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in the Prospectus (the “Reorganization”), will be accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements will recognize the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we have entered into the Tax Receivable Agreement (the “TRA”) with Excelerate Energy Holdings, LLC (“EE Holdings”) and the Foundation (or their affiliates) (together, the “TRA Beneficiaries”) pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc.—Tax Receivable Agreement” in our Prospectus.

Also, included in the transactions is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”) that is expected to be accounted for as an acquisition of property and equipment at the completion of the transaction. The Foundation Vessels have historically been accounted for as a finance lease in our historical financial statements.

Public Company Costs

We have incurred and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing. We also expect to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

Impact of Covid-19

In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (“Covid-19”) a global pandemic. The Covid-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in certain parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus and any variants, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect the timing of demand, or users’ ability to pay, for our products and services.

In response to the Covid-19 pandemic, we took several precautions that may adversely impact employee productivity, such as requiring many office employees to work remotely, imposing travel restrictions, and temporarily closing office locations. In addition, we instituted additional procedures and precautions related to our crews on our FSRU vessels. We incurred incremental costs during the three months ended March 31, 2022 and 2021, of approximately $0.8 million and $1.5 million, respectively, related to these precautionary measures.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impact of the Covid-19 pandemic on our operating results in the future.

For additional information, see “Risk Factors—Risks Related to Our Business—Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business.” and other risk factors included in the “Risk Factors” section of our Prospectus that describe risks to us attributable to the Covid-19 pandemic.

How We Evaluate Our Operations

We operate in a single reportable segment. However, we use a variety of qualitative, operational and financial metrics to assess our performance and valuation. Among other measures, management considers each of the following in assessing our business:

Adjusted Gross Margin;

Adjusted EBITDA;

Adjusted EBITDAR; and

Capital Expenditures.

Adjusted Gross Margin

We use Adjusted Gross Margin, a non-GAAP financial measure, which we define as revenues less direct cost of sales and operating expenses, excluding depreciation and amortization, to measure our operational financial performance. Management believes Adjusted Gross Margin is useful because it provides insight on profitability and true operating performance excluding the implications of the historical cost basis of our assets. Our computation of Adjusted Gross Margin may not be comparable to other similarly titled measures of other companies, and you are cautioned not to place undue reliance on this information.

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA, a non-GAAP measure, as net income before interest, income taxes, depreciation and amortization, and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance.

Adjusted EBITDAR is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a valuation measure commonly used by financial statement users to more effectively compare the results of our operations from period to period and against other companies without regard to our financing methods or capital structure. We define Adjusted EBITDAR, a non-GAAP measure, as Adjusted EBITDA adjusted to eliminate the effects of rental expenses for vessels and other infrastructure, which are normal, recurring cash operating expenses necessary to operate our business.

We adjust net income for the items listed above to arrive at Adjusted EBITDA and Adjusted EBITDAR because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA and Adjusted EBITDAR should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. These measures have limitations as certain excluded items are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA and Adjusted EBITDAR. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes rental expenses for vessels and other infrastructure, which is a normal, recurring cash operating expense that is necessary to operate our business. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability and valuation, and you are cautioned not to place undue reliance on this information.

Capital Expenditures

We incur capital expenditures as part of our regular business operations. Capital expenditures are costs incurred which expand our business operations, increase efficiency of business operations, extend the life of an existing asset, improve an asset’s capabilities, increase future service of an asset, repair existing assets in order to maintain their service capability, and provide upkeep required for regulatory compliance. Costs related to prospective projects are capitalized once it is determined to be probable that the related assets will be constructed.

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended March 31,
	2022	2021
	(In thousands)
FSRU and terminal services revenues	$97,592	$125,863
Gas sales revenues	494,081	38,950
Cost of revenue and vessel operating expenses	(50,063)	(39,205)
Direct cost of gas sales	(463,352)	(23,338)
Depreciation and amortization expense	(23,743)	(26,109)
Gross Margin	$54,515	$76,161
Depreciation and amortization expense	23,743	26,109
Adjusted Gross Margin	$78,258	$102,270

	Three months ended March 31,
	2022	2021
	(In thousands)
Net income	$12,844	$38,023
Interest expense	19,227	20,842
Provision for income taxes	3,719	4,512
Depreciation and amortization expense	23,743	26,109
Restructuring, transition and transaction expenses	2,753	—
Adjusted EBITDA	$62,286	$89,486
Vessel and infrastructure rent expense	9,094	7,098
Adjusted EBITDAR	$71,380	$96,584

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three months ended March 31,
	2022	2021	Change
	(In thousands)
Revenues
FSRU and terminal services	$97,592	$125,863	$(28,271)	-22%
Gas sales	494,081	38,950	455,131	1169%
Total revenues	591,673	164,813	426,860	259%
Operating expenses
Cost of revenue and vessel operating expenses	50,063	39,205	10,858	28%
Direct cost of gas sales	463,352	23,338	440,014	1885%
Depreciation and amortization	23,743	26,109	(2,366)	-9%
Selling, general and administrative	12,634	13,345	(711)	-5%
Restructuring	2,753	—	2,753
Total operating expenses	552,545	101,997	450,548	442%
Operating income	39,128	62,816	(23,688)	-38%
Other income (expense)
Interest expense	(7,054)	(8,292)	1,238	-15%
Interest expense – related party	(12,173)	(12,550)	377	-3%
Earnings from equity-method investment	778	804	(26)	-3%
Other income, net	(4,116)	(243)	(3,873)	1594%
Income before income taxes	16,563	42,535	(25,972)	-61%
Provision for income taxes – foreign	(3,719)	(4,512)	793	-18%
Net income	12,844	38,023	(25,179)	-66%
Less net income (loss) attributable to non-controlling interests	(816)	759	(1,575)	-208%
Less net (loss) attributable to non-controlling interests – ENE Onshore	(237)	(1,995)	1,758	-88%
Net income attributable to EELP	$13,897	$39,259	$(25,362)	-65%
Additional financial data:
Gross Margin	$54,515	$76,161	$(21,646)	-28%
Adjusted Gross Margin	78,258	102,270	(24,012)	-23%
Adjusted EBITDA	62,286	89,486	(27,200)	-30%
Adjusted EBITDAR	71,380	96,584	(25,204)	-26%
Capital expenditures	11,029	5,185	5,844	113%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net income

Net income was $12.8 million for the three months ended March 31, 2022, a decrease of $25.2 million, or 66%, as compared to $38.0 million for the three months ended March 31, 2021. Net income was lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the three months ended March 31, 2022 ($23.6 million), increases in cost of revenue and vessel operating expenses ($9.4 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021, a foreign currency exchange loss ($4.4 million), and restructuring, transition and transaction expenses incurred during the three months ended March 31, 2022 ($2.8 million). These decreases were partially offset by direct margin earned on gas sales in Brazil and New England during the three months ended March 31, 2022 ($30.7 million), which exceeded direct margin earned on an LNG sale that occurred in China during the three months ended March 31, 2021 ($15.6 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $54.5 million for the three months ended March 31, 2022, a decrease of $21.7 million, or 28%, as compared to $76.2 million for the three months ended March 31, 2021. Adjusted Gross Margin was $78.3 million for the three months ended March 31, 2022, a decrease of $24.0 million, or 23%, as compared to $102.3 million for the three months ended March 31, 2021. Gross Margin and Adjusted Gross Margin were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the three months ended March 31, 2022 ($23.6 million) and increases in cost of revenue and vessel operating expenses ($9.4 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021. These decreases were partially offset by direct margin earned on gas sales in Brazil and New England during the three months ended March 31, 2022 ($30.7 million), which exceeded direct margin earned on an LNG sale that occurred in China during the three months ended March 31, 2021 ($15.6 million).

Adjusted EBITDA and Adjusted EBITDAR

Our Adjusted EBITDA was $62.3 million and $89.5 million for the three months ended March 31, 2022 and 2021, respectively. Our Adjusted EBITDAR was $71.4 million and $96.6 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in our Adjusted EBITDA and Adjusted EBITDAR was primarily due to the variances discussed above in Gross Margin and Adjusted Gross Margin, as well as a foreign currency exchange loss ($4.4 million), as discussed below.

For more information regarding our non-GAAP measures Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $97.6 million for the three months ended March 31, 2022, a decrease of $28.3 million, or 22%, as compared to $125.9 million for the three months ended March 31, 2021. FSRU and terminal services revenues were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the three months ended March 31, 2022.

Gas sales revenues

Gas sales revenues were $494.1 million for the three months ended March 31, 2022, an increase of $455.1 million, as compared to $39.0 million for the three months ended March 31, 2021. The increase was primarily due to gas sales that occurred in the three months ended March 31, 2022 related to our terminal operations in Brazil and New England, partially offset by LNG that was sold to a customer in China during the three months ended March 31, 2021.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $50.1 million for the three months ended March 31, 2022, an increase of $10.9 million, or 28%, as compared to $39.2 million for the three months ended March 31, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to additional cost of operations in Brazil as we began operations in Bahia during the fourth quarter of 2021 and higher maintenance at one of our terminal locations.

Direct cost of gas sales

Direct cost of gas sales was $463.4 million for the three months ended March 31, 2022, an increase of $440.0 million, as compared to $23.3 million for the three months ended March 31, 2021. The increase was primarily due to gas sales that occurred in the three months ended March 31, 2022 related to our terminal operations in Brazil and New England, partially offset by costs related to LNG that was sold to a customer in China during the three months ended March 31, 2021.

Depreciation and amortization expenses

Depreciation and amortization expenses were $23.7 million for the three months ended March 31, 2022, a decrease of $2.4 million, or 9%, as compared to $26.1 million for the three months ended March 31, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNGC from short term charter operations in December 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.6 million for the three months ended March 31, 2022, a decrease of $0.7 million, or 5%, as compared to $13.3 million for the three months ended March 31, 2021. Selling, general and administrative expenses were essentially flat.

Restructuring, transition and transaction expenses

Restructuring, transition and transaction expenses of $2.8 million were incurred during the three months ended March 31, 2022 due to consulting, legal, and audit services utilized as part of and in preparation for the IPO. No restructuring, transition and transaction expenses were incurred during the three months ended March 31, 2021.

Interest expense

Interest expense was $7.1 million for the three months ended March 31, 2022, a decrease of $1.2 million, or 15%, as compared to $8.3 million for the three months ended March 31, 2021. Interest expense decreased primarily due to lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $12.2 million for the three months ended March 31, 2022, a decrease of $0.4 million, or 3%, as compared to $12.6 million for the three months ended March 31, 2021. Interest expense – related party decreased primarily due to lower balances remaining on our finance leases and long-term debt.

Other income (expense), net

Other income (expense), net was $(4.1) million for the three months ended March 31, 2022, a decrease of $3.9 million, as compared to $(0.2) million for the three months ended March 31, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 22.5% and 10.6%, respectively. The increase in the effective tax rates for the three months ended March 31, 2022 is driven by the change in geographical mix of book income in certain taxable entities and jurisdictions, as well as withholding tax accruals.

EELP is treated as a pass-through entity for income tax purposes and, as such, is not subject to U.S federal and most state income taxes. Instead, EELP’s U.S. income tax activity is allocated to individuals and entities affiliated with EELP. The Company also has international operations that are subject to foreign income tax requirements and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time as our contract and revenue with our customer ends.

Net income attributable to non-controlling interest

Net loss attributable to non-controlling interest was $(0.8) million for the three months ended March 31, 2022, a decrease of $1.6 million, or 208%, as compared to net income attributable to non-controlling interest of $0.8 million for the three months ended March 31, 2021. The increase in net loss attributable to non-controlling interest was primarily due to higher maintenance at one of our terminal locations.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.2) million for the three months ended March 31, 2022, a decrease of $1.8 million, or 88%, as compared to $(2.0) million for the three months ended March 31, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue in the three months ended March 31, 2022.

Liquidity and Capital Resources

We believe we will have sufficient liquidity for the next 12 months based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities for ongoing operations, planned capital expenditures, other investments and debt service obligations and payment of tax distributions and our expected quarterly dividend, as described in “Dividend Policy” in the Prospectus. As of March 31, 2022, we had $82.9 million in unrestricted cash and cash equivalents.

Our proceeds from the IPO in April 2022 were approximately $416.2 million, after deducting underwriting discounts and commissions, but before deducting estimated IPO-related expenses of $8.2 million. Approximately $50.0 million of the IPO net proceeds were used to fund in part EELP's purchase of the Foundation Vessels. The remaining proceeds are expected to be used to fund our growth strategy, working capital, and other general corporate purposes.

During the third quarter of 2021, we signed a lease on an LNG terminal in Bahia, Brazil from Petrobras, and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Albania, the Philippines and Bangladesh. We anticipate buying additional LNG to import into Brazil and expect to need additional working capital for LNG inventories. Given the price of LNG and the size of each cargo, we expect to significantly increase our LNG purchases. Some of these purchases could potentially exceed cash on hand at certain times through 2022. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein), which replaced the KFMC Note, a promissory note with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, upon consummation of the IPO. For more information regarding the KFMC Note, see Note 11 – Long-term debt – related party to the Consolidated Financial Statements of EELP. Management believes the EE Revolver will provide sufficient liquidity to execute the purchases under the contract. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, capital contributions and our operating cash flows as discussed below. Following the IPO, we expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to fund income taxes, fund our obligations under the TRA, and pay cash dividends. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Statement Highlights

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three months ended March 31,
	2022	2021	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$(31,353)	$47,277	$(78,630)
Investing activities	(11,029)	(5,184)	(5,845)
Financing activities	53,774	(53,711)	107,485
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,392	$(11,618)	$23,010

Operating Activities

Cash flows used in operating activities decreased by $78.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to:

•
a $242.3 million decrease in accounts payable, primarily due to payments related to December 2021 LNG purchases for December 2021 and January 2022 natural gas sales;
•
a $25.2 million decrease in net income, as described in “— Consolidated Results of Operations—Net income”;
•
partially offset by a $156.7 million decrease in accounts receivable, primarily due to payments received related to December 2021 through February 2022 natural gas sales; and
•
partially offset by a $36.1 million decrease in inventories, primarily related to natural gas sales in the three months ended March 31, 2022.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were composed of capital expenditures made for the purchases of property and equipment, which increased by $5.8 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in cash used for purchases of property and equipment was primarily due to the timing of vessel drydocking related invoicing.

Financing Activities

Cash flows provided by financing activities increased by $107.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to $49.1 million of additional net borrowings on the KFMC Note, $45.0 million of cash outflows in the three months ended March 31, 2021, to KFMC from EELP on a promissory note which was terminated in November 2021, $6.6 million of repayments on the Kaiser Note Receivable during the three months ended March 31, 2022 and a $4.4 million decrease in finance lease payments. For more information regarding the Kaiser Note Receivable, see Note 15 – Related party transactions to the Consolidated Financial Statements of EELP.

New Credit Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower (the “Borrower”), Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder have made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enables us to borrow up to $350 million over a three-year term which expires in April 2025 and is expected to be used primarily for letters of credit, working capital, and other general corporate purposes.

Borrowings under the EE Revolver will bear interest at a per annum rate equal to the term Secured Overnight Financing Rate reference rate plus 0.10% (or alternate base rate) for such period plus an applicable margin, which applicable margin will be based on the Borrower's consolidated total leverage ratio as defined and calculated under the Credit Agreement. The unused portion of the EE Revolver will be subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on the Borrower's consolidated total leverage ratio.

The EE Revolver contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Revolver.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment. As of May 20, 2022, the Company had letters of credit issued of $52.0 million and no outstanding borrowings under the EE Revolver.

As of March 31, 2022, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a vessel and offices in various locations under noncancelable operating leases. As of December 31, 2021, we had future minimum lease payments of $120.2 million. As of March 31, 2022, we had future minimum lease payments totaling $113.4 million and are committed to, $27.7 million in year one, $65.3 million for years two and three, $18.6 million for years four and five and $1.8 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2021, we had future minimum lease payments totaling $784.8 million. As of March 31, 2022, we had future minimum lease payments totaling $766.1 million and are committed to $59.4 million in payments in year one, $150.8 million for years two and three, $125.3 million for years four and five, and $430.6 million thereafter.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A common stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). The Excellence vessel will continue to be accounted for as a sales-type lease and thus will not result in an adjustment to property and equipment. Any difference between the consideration given to acquire the Excellence and the historical finance lease liability will result in a loss on the income statement.

Tax Receivable Agreement

In connection with the IPO, we entered into the TRA with the TRA Beneficiaries. The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that exist as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A common stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. See “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus for more information about the TRA.

The payments that we will be required to make under the TRA, including those made if we elected to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $71.2 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

Off Balance Sheet Arrangements

As of March 31, 2022, EELP, certain of its subsidiaries and other affiliates of George B. Kaiser (together with his affiliates other than the Company “Kaiser”) were guarantors to a Kaiser revolving loan facility, and EELP provided a first lien against one of EELP’s vessels to collateralize this facility. The facility was a committed line of credit of $600 million with a third-party bank that would have expired on September 30, 2022 (the “Kaiser Credit Line”). EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. As of March 31, 2022, EELP and certain of its subsidiaries had $81.5 million in letters of credit outstanding under the Kaiser Credit Line. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries was released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies” in the Prospectus and the notes to the audited financial statements included therein.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of significant accounting policies,” to the notes to Consolidated Financial Statements of EELP included in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, Excelerate qualifies as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as Excelerate remains an EGC, it is permitted, and has elected, to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act, for up to five years or until we no longer qualify as an emerging growth company;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosures regarding our executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

Excelerate may take advantage of these provisions for up to five years following completion of the IPO or such earlier time when it is no longer an EGC. Excelerate will cease to be an EGC if it has more than $1.07 billion in annual revenue, has more than $700 million in market value of its capital stock held by non-affiliates as of the prior June 30th or issues more than $1 billion of non-convertible debt over a three-year period. Excelerate may choose to take advantage of some, but not all, of the available exemptions. Excelerate has taken advantage of some reduced reporting burdens in its filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you may hold stock.

The JOBS Act provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of accounting standards until those standards would otherwise apply to private companies. Excelerate may elect to take advantage of this extended transition period and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal course of business, we are exposed to certain market risks, including changes in interest rates, natural gas and LNG commodity prices and foreign currency exchange rates. In order to manage these risks, we may utilize derivative instruments. Gains or losses on those derivative instruments would typically be offset by corresponding gains or losses on the hedged item.

Interest Rate Risk

We have entered into long-term interest rate swap agreements in order to hedge a portion of our exposure to changes in interest rates associated with our external bank loans. We are exposed to changes in interest rates on our other debt facilities as well as the portion of our external bank loans that remain unhedged. We may enter into additional derivative instruments to manage our exposure to interest rates.

As of December 31, 2021, the fair value of our interest rate swaps was $(4.4) million. As of March 31, 2022, the fair value of our interest rate swaps was $(1.2) million. Based on our hedged notional amount as of March 31, 2022, a hypothetical 10% change in the three-month and six-month LIBOR forward curves would change the estimated fair value of our existing interest rate swaps by $0.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our occasional purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of March 31, 2021 or March 31, 2022.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other Income (Expense)” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. In the future, we may use financial derivatives to hedge some of our currency exposure. We did not hold any foreign currency derivative instruments as of March 31, 2021 or March 31, 2022. For the three months ended March 31, 2022 and 2021, we recorded $(4.4) million and $(0.2) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 4. Internal Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

We did not design and maintain an effective control environment commensurate with public company financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls, accounting, tax and information technology (“IT”) knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with accounting and financial reporting requirements.

This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over period end financial reporting processes and procedures, controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls related to the preparation and review of journal entries.

Additionally, we did not design and maintain effective controls to identify and account for the elimination of certain intercompany revenue and expenses;
•
We did not design and maintain effective controls over the proper timing of revenue recognition for drydock revenue contracts;
•
We did not design and maintain effective controls to analyze compliance with non-financial debt covenants and conditions; and
•
We did not design and maintain effective controls to verify the completeness and accuracy of our income tax provision.

These material weaknesses resulted in adjustments to FSRU and terminal services revenue, selling, general and administrative expenses, cost of revenue and vessel operating expenses, provision for income taxes and related account balances and disclosures as of and for the years ended December 31, 2020 and 2019 and a misstatement to current and long-term debt as of December 31, 2020, which has since been corrected.

We did not design or maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored financial data can be recovered from backups; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Additionally, each of the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Efforts

To address the material weaknesses, we are continuing to implement, measures designed to improve internal control over financial reporting, including expanding our accounting, tax, IT and finance team to add additional qualified resources, which may include third-party consultants, and implementing new financial processes and controls. We have hired new experienced accounting leadership team members in the following positions: Vice President, Controller and Chief Accounting Officer; Vice President of Tax; Director of Financial Reporting; Senior Manager over International Accounting Operations; and Senior Manager over Income Tax Provision. In addition, we have hired a new Vice President over IT and a new Treasurer. We intend to continue to take steps to remediate the material weaknesses through the formalizing of documentation of policies and procedures and further evolving the accounting processes, including designing and implementing appropriate segregation of duties, period end financial review controls, including system controls over journal entry approvals, controls to identify and account for the elimination of certain intercompany revenue and expenses, controls over the timing of revenue recognition over drydocks, controls to analyze compliance with non-financial debt covenants and conditions, and controls over the completeness and accuracy of our income tax provision. We are working to remediate the material weaknesses as efficiently and effectively as possible and are continuing to design and implement the additional controls. These material weaknesses will not be remediated until we have completed the design and implementation of the additional controls and the controls have been in place and operating for a sufficient period of time and confirmed through testing to be effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 18, 2022, we completed the IPO of 18,400,000 shares of our Class A common stock, $0.001 par value per share, including the full exercise by the underwriters of their option to purchase 2,400,000 additional shares of our Class A common stock, for cash consideration of $24.00 per share, resulting in approximately $408.0 million in net proceeds to us after deducting approximately $25.4 million of underwriting discounts and commissions and approximately $8.2 million of offering related expenses. The IPO was registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-262065), which was declared effective by the SEC on April 12, 2022. Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC served as joint book-running managers and as representatives of the underwriters in the offering. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

We utilized the net proceeds from the IPO to purchase newly issued EELP Class A interests for approximately $358.0 million, fund in part EELP’s purchase from the Foundation of certain equity interests of entities that owned the Excelsior and Excellence vessels for $50.0 million and pay expenses incurred by us in connection with the IPO of approximately $8.2 million. No payments were made to our directors, officers or their associates, to holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”) and the Amended and Restated Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) are set forth below.

Any stockholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2023 Annual Meeting must be received by our corporate secretary at our principal executive offices no later than the close of business on November 24, 2022. Any such proposal also needs to comply with the SEC stockholder proposal rules, including the eligibility requirements set forth in Rule 14a-8.

In addition, any stockholder seeking to nominate a director or to bring other business before the 2023 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our corporate secretary at our principal executive offices no earlier than the close of business on January 10, 2023 and no later than the close of business on February 9, 2023. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Bylaws and with any applicable law.

For purposes of stockholder proposals, the “close of business” shall mean 6:00 p.m. local time at the principal executive offices of the Company on any calendar day, whether or not the day is a business day.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Securities Purchase Agreement, dated as of April 8, 2022, by and between Maya Maritime LLC and Excelerate Energy Limited Partnership (incorporated herein by reference to Exhibit 2.1 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

3.1

Amended and Restated Certificate of Incorporation of Excelerate Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

3.2	Amended and Restated Bylaws of Excelerate Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).
4.1

Registration Rights Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Holdings, LLC and Maya Maritime LLC (incorporated herein by reference to Exhibit 4.1 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

4.2

Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (incorporated herein by reference to Exhibit 4.2 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.1

Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of April 14, 2022 (incorporated herein by reference to Exhibit 10.1 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.2

Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership, Maya Maritime LLC and Excelerate Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.3

Senior Secured Revolving Credit Agreement, dated as of April 18, 2022, by and among Excelerate Energy Limited Partnership, as Borrower, Excelerate Energy, Inc., as Parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.4

Form of Indemnification Agreement entered into with Directors and Officers (incorporated by reference to Exhibit 10.3 of Excelerate Energy, Inc.’s Registration Statement on Form S-1/A, filed on January 21, 2022)

10.5	Excelerate Energy, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).
10.6	Excelerate Energy, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.6 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).
10.7

Excelerate Energy, Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.7 to Excelerate Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.8

Letter Agreement dated April 3, 2020, by and between Excelerate Energy Limited Partnership and Dana Armstrong (incorporated by reference to Exhibit 10.5 of Excelerate Energy, Inc.’s Registration Statement on Form S-1, filed on January 7, 2022).

10.9

Letter Agreement dated October 16, 2020, by and between Excelerate Energy Limited Partnership and Alisa Newman Hood (incorporated by reference to Exhibit 10.6 of Excelerate Energy, Inc.’s Registration Statement on Form S-1, filed on January 7, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Excelerate Energy, Inc.

Date: May 25, 2022	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)