Form 10-Q
period 2022-06-30
Excelerate Energy, Inc.
filed 2022-08-15
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2022, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in Excelerate’s prospectus (the “Prospectus”) (File No. 333-262065), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act and elsewhere in the Prospectus, this Form 10-Q and our other filings with the SEC, including, but not limited to, the following:

•	our ability to enter into contracts with customers and our customers’ failure to perform their contractual obligations;

•	customer termination rights in our contracts;

•	the risks inherent in operating our floating storage and regasification units (“FSRUs”) and other liquefied natural gas (“LNG”) infrastructure assets;

•	the technical complexity of our FSRUs and LNG import terminals and related operational problems;

•	cancellations, time delays, unforeseen expenses, cost inflation, materials or labor shortages and other complications while developing our projects;

•	our inability to develop a project successfully and our customers’ failure to fulfill their payment obligations to us following our capital investment in a project;

•	the failure of our regasification terminals and other facilities to operate as expected or be completed;

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$386,337	$72,786
Current portion of restricted cash	2,461	2,495
Accounts receivable, net	191,324	260,535
Accounts receivable, net – related party	4,877	11,140
Inventories	64,992	105,020
Current portion of net investments in sales-type leases	12,200	12,225
Other current assets	20,861	26,194
Total current assets	683,052	490,395
Restricted cash	16,903	15,683
Property and equipment, net	1,416,202	1,433,169
Operating lease right-of-use assets	91,779	106,225
Net investments in sales-type leases	407,143	412,908
Investment in equity method investee	23,868	22,051
Deferred tax assets	47,154	939
Other assets	26,621	19,366
Total assets	$2,712,722	$2,500,736
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$140,242	$303,651
Accounts payable to related party	713	7,937
Accrued liabilities and other liabilities	64,457	105,034
Current portion of deferred revenue	7,984	9,653
Current portion of long-term debt	17,531	19,046
Current portion of long-term debt – related party	7,369	7,096
Current portion of operating lease liabilities	31,668	30,215
Current portion of finance lease liabilities	20,643	21,903
Current portion of finance lease liabilities – related party	—	15,627
Total current liabilities	290,607	520,162
Derivative liabilities	—	2,999
Long-term debt, net	206,313	214,369
Long-term debt, net – related party	191,559	191,217
Operating lease liabilities	63,445	77,936
Finance lease liabilities	220,209	229,755
Finance lease liabilities – related party	—	210,992
TRA liability	76,822	—
Asset retirement obligations	35,667	34,929
Other long-term liabilities	17,524	14,451
Total liabilities	$1,102,146	$1,496,810
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized and 26,254,167 shares issued and outstanding as of June 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	26	—
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of June 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	82	—
Additional paid-in capital	583,669	—
Equity interest	—	1,135,769
Retained earnings	(2,031)	—
Related party note receivable	(159)	(6,759)
Accumulated other comprehensive loss	(199)	(9,178)
Non-controlling interest	1,159,888	14,376
Non-controlling interest – ENE Onshore	(130,700)	(130,282)
Total equity	1,610,576	1,003,926
Total liabilities and equity	$2,712,722	$2,500,736

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$110,072	$109,858	$207,664	$235,721
Gas sales	512,857	82,940	1,006,938	121,890
Total revenues	622,929	192,798	1,214,602	357,611
Operating expenses
Cost of revenue and vessel operating expenses	58,673	48,425	108,736	87,630
Direct cost of gas sales	485,023	78,076	948,375	101,414
Depreciation and amortization	24,296	26,137	48,039	52,246
Selling, general and administrative expenses	13,064	9,250	25,698	22,595
Restructuring, transition and transaction expenses	2,582	3,065	5,335	3,065
Total operating expenses	583,638	164,953	1,136,183	266,950
Operating income	39,291	27,845	78,419	90,661
Other income (expense)
Interest expense	(7,800)	(8,671)	(14,854)	(16,963)
Interest expense – related party	(5,493)	(12,535)	(17,666)	(25,085)
Earnings from equity method investment	732	810	1,510	1,614
Early extinguishment of lease liability on vessel acquisition	(21,834)	—	(21,834)	—
Other income (expense), net	(1,086)	521	(5,202)	278
Income before income taxes	3,810	7,970	20,373	50,505
Provision for income taxes	(7,800)	(4,393)	(11,519)	(8,905)
Net income (loss)	(3,990)	3,577	8,854	41,600
Less net income (loss) attributable to non-controlling interest	(831)	502	(1,647)	1,261
Less net loss attributable to non-controlling interest – ENE Onshore	(181)	(1,941)	(418)	(3,936)
Less pre-IPO net income (loss) attributable to EELP	(947)	5,016	12,950	44,275
Net loss attributable to shareholders	$(2,031)	$—	$(2,031)	$—

Net loss per common share – basic	$(0.08)	$—	$(0.08)	$—
Net loss per common share – diluted	$(0.08)	$—	$(0.08)	$—
Weighted average shares outstanding – basic	26,254,167	—	26,254,167	—
Weighted average shares outstanding – diluted	26,254,167	—	26,254,167	—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$(3,990)	$3,577	$8,854	$41,600
Other comprehensive income (loss)
Share of comprehensive income (loss) of equity method investee	793	(491)	3,207	1,333
Change in unrealized gains (losses) on cash flow hedges	1,250	(519)	4,294	1,518
Less pre-IPO other comprehensive income (loss) attributable to EELP	(1,342)	1,010	(6,800)	(2,851)
Comprehensive income (loss)	(3,289)	3,577	9,555	41,600
Less comprehensive income (loss) attributable to non-controlling interest	(831)	502	(1,647)	1,261
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	(181)	(1,941)	(418)	(3,936)
Less pre-IPO net income attributable to EELP	(947)	5,016	12,950	44,275
Comprehensive loss attributable to shareholders	$(1,330)	$—	$(1,330)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021

											Non-
								Related	Accumulated		controlling
							Additional	party	other	Non-	interest –
	Class A Common Stock		Class B Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	loss	interest	Onshore	equity
Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss)	—	—	—	—	13,897	—	—	—	—	(816)	(237)	12,844
Related party note receivable	—	—	—	—	—	—	—	6,600	—	—	—	6,600
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	—	—	5,458
Balance at March 31, 2022	—	—	—	—	1,149,666	—	—	(159)	(3,720)	13,560	(130,519)	1,028,828
Net loss prior to IPO	—	—	—	—	(947)	—	—	—	—	—	—	(947)
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	1,574
Effect of the reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,939)	—	—	—	—	(14,939)
Long-term incentive compensation	—	—	—	—	—	—	270	—	—	—	—	270
Other comprehensive income	—	—	—	—	—	—	—	—	701	1,342	—	2,043
Net income (loss) subsequent to IPO	—	—	—	—	—	(2,031)	—	—	—	(831)	(181)	(3,043)
Balance at June 30, 2022	26,254,167	$26	82,021,389	$82	$—	$(2,031)	$583,669	$(159)	$(199)	$1,159,888	$(130,700)	$1,610,576

Balance at January 1, 2021	—	$—	—	$—	$902,099	$—	$—	$—	$(14,961)	$11,341	$(127,318)	$771,161
Net income (loss)	—	—	—	—	39,259	—	—	—	—	759	(1,995)	38,023
Related party note receivable	—	—	—	—	—	—	—	(45,000)	—	—	—	(45,000)
Other comprehensive income	—	—	—	—	—	—	—	—	3,861	—	—	3,861
Balance at March 31, 2021	—	—	—	—	941,358	—	—	(45,000)	(11,100)	12,100	(129,313)	768,045
Net income (loss)	—	—	—	—	5,016	—	—	—	—	502	(1,941)	3,577
Related party note receivable	—	—	—	—	—	—	—	(39,758)	—	—	—	(39,758)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,010)	—	—	(1,010)
Balance at June 30, 2021	—	$—	—	$—	$946,374	$—	$—	$(84,758)	$(12,110)	$12,602	$(131,254)	$730,854

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021
Cash flows from operating activities	(In thousands)
Net income (loss)	$8,854	$41,600
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	48,039	52,246
Amortization of operating lease right-of-use assets	15,447	11,384
Accretion expense	738	707
Amortization of debt issuance costs	620	712
Deferred income taxes	(5,552)	(20)
Share of net earnings in equity method investee	(1,510)	(1,614)
Distributions from equity method investee	2,700	—
Long-term incentive compensation expense	270	—
Early extinguishment of lease liability on vessel acquisition	21,834	—
Non-cash restructuring expense	1,574	—
Changes in operating assets and liabilities:
Accounts receivable	76,399	(2,969)
Inventories	40,028	15,181
Other current assets and other assets	(2,302)	(6,480)
Accounts payable and accrued liabilities	(211,287)	(22,354)
Derivative liabilities	1,295	16
Current portion of deferred revenue	(1,669)	(231)
Net investments in sales-type leases	5,790	4,845
Operating lease assets and liabilities	(14,040)	(10,761)
Other long-term liabilities	3,273	(4,134)
Net cash provided by (used in) operating activities	$(9,499)	$78,128

Cash flows from investing activities
Purchases of property and equipment	(42,030)	(11,073)
Net cash used in investing activities	$(42,030)	$(11,073)

Cash flows from financing activities
Proceeds from issuance of common stock, net	412,183	—
Proceeds from long-term debt – related party	649,400	25,500
Repayments of long-term debt – related party	(648,126)	(3,479)
Repayments of long-term debt	(9,561)	(15,018)
Proceeds from revolving credit facility	140,000	—
Repayments of revolving credit facility	(140,000)	—
Payment of debt issuance costs	(5,512)	—
Related party note receivables	—	(84,758)
Collections of related party note receivables	6,600	—
Settlement of finance lease liability – related party	(25,000)	—
Principal payments under finance lease liabilities	(10,806)	(17,835)
Principal payments under finance lease liabilities – related party	(2,912)	(7,663)
Net cash provided by (used in) financing activities	$366,266	$(103,253)
Net increase (decrease) in cash, cash equivalents and restricted cash	314,737	(36,198)

Cash, cash equivalents and restricted cash
Beginning of period	$90,964	$109,539
End of period	$405,701	$73,341

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers flexible liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021 as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and estimated IPO-related expenses of $7.9 million.

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO and as of June 30, 2022, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

In September 2021, as part of an anticipated reorganization in connection with the IPO, certain entities under common control of Kaiser were contributed to EELP (the “Northeast Gateway Contribution”). These entities include Excelerate New England GP, LLC, Northeast Gateway Energy Bridge, LP and Excelerate New England Lateral, LLC (the “Northeast Companies”). Since the Northeast Gateway Contribution is considered a transaction with entities under common control, EELP accounted for the Northeast Companies’ assets and liabilities received at their parent carrying values and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but the consolidated balance sheet data does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Excelerate and EELP and the related notes included in the Prospectus for the year ended December 31, 2021. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period.

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of EELP in the Prospectus. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2022.

Tax Receivable Agreement

In connection with the IPO Transaction, the Company entered into a tax receivable agreement (“TRA”) for the benefit of Excelerate Energy Holdings, LLC (“EE Holdings”) and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) pursuant to which the Company will pay 85% of the net cash tax savings, if any, that Excelerate is deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels) that exist as of the time of the IPO or

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA.

Actual tax benefits realized by the Company may vary depending on changes in certain of our assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events. Decisions made in the course of running our business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments we make under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

Subsequent changes in the fair value of the TRA liability between reporting periods will be recognized in our consolidated statements of income.

Long-term Incentive Compensation

The Company issues stock-based awards to employees and directors in the form of stock options or restricted stock units (“RSUs”). The grant date fair value is estimated using the Black-Scholes option pricing model, which requires management to make assumptions regarding the fair value of Excelerate’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields. For time-vesting awards, long-term incentive compensation expense is recognized over the vesting period, using the straight-line method.

See Note 16 – Long-term Incentive Compensation, for additional information on the Company’s stock-based compensation plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted-average shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share.

As a result of the IPO Transaction, the presentation of earnings (loss) per share for the periods prior to the IPO Transaction is not meaningful and only earnings (loss) per share for periods subsequent to the IPO Transaction are presented herein. See Note 13 – Earnings per share for additional information.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its Consolidated Financial Statements and related disclosures.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022	December 31, 2021
Financial assets
Derivative financial instruments	Level 2	$246	$—
Financial liabilities
Derivative financial instruments	Level 2	$(46)	$(4,400)

As of June 30, 2022 and December 31, 2021, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of June 30, 2022 or December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments. The interest rates of the fixed-rate long-term debt are closely aligned with the market rate, as such, the fair value approximates carrying value of these financial instruments as well.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from Bloomberg. Specifically, the fair values of the interest rate swaps were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three or six months ended June 30, 2022 and 2021.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance required quantitative disclosures about the fair value measurements separately for each major category. The Company did not record an impairment on the equity investments or long-lived assets during the three or six months ended June 30, 2022 and 2021.

4.
Accounts receivable, net

As of June 30, 2022 and December 31, 2021, accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade receivables	$182,763	$245,000
Accrued revenue	9,154	16,414
Allowance for doubtful accounts	(593)	(879)
Accounts receivable, net	$191,324	$260,535

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at June 30, 2022 (in thousands):

June 30, 2022
Interest rate swap(1)	$67,231

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Non-current assets
Interest rate swaps – cash flow hedges	$246	$—
Current liabilities
Interest rate swaps – cash flow hedges	(46)	(1,401)
Non-current liabilities
Interest rate swaps – cash flow hedges	—	(2,999)
Net derivative assets (liabilities)	$200	$(4,400)

The long-term derivative asset is reported within other assets on the balance sheet and the current portion of derivative liability is included in the accrued liabilities and other liabilities financial statement line item.

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges for 2022 and 2021, include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary which includes the following designations:

•
In 2018, the Company entered into two long-term interest rate swap agreements with a major financial institution. The swaps, which became effective in October 2018 and expire in April 2030, are used to hedge approximately 70% of the variability in interest payments/interest risk on the 2017 Bank Loans (as defined herein).

The following table presents the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of comprehensive income for the three and six months ended in June 30, 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		For the three months ended June 30,		For the six months ended June 30,
		2022	2021	2022	2021
Interest rate swaps		$806	$(3,800)	$3,764	$(1,935)

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		For the three months ended June 30,		For the six months ended June 30,
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$(444)	$(3,279)	$(530)	$(3,453)

The amount of gain (loss) recognized in other comprehensive income as of June 30, 2022 and expected to be reclassified within the next 12 months is less than $(0.1) million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Inventories

As of June 30, 2022 and December 31, 2021, inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
LNG	$61,358	$101,594
Bunker fuel	3,634	3,426
Inventories	$64,992	$105,020

7.
Other current assets

As of June 30, 2022 and December 31, 2021, other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$9,711	$10,259
Prepaid expenses – related party	2,133	5,917
Tax receivables	7,732	9,186
Other receivables	1,285	832
Other current assets	$20,861	$26,194

8.
Property and equipment

As of June 30, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Vessels	$1,801,063	$1,705,719
Vessel related equipment	396,585	391,985
Buoy and pipeline	11,457	11,553
Finance lease right-of-use assets	40,007	219,435
Other equipment	16,223	16,068
Assets in progress	13,293	21,023
Less accumulated depreciation	(862,426)	(932,614)
Property and equipment, net	$1,416,202	$1,433,169

Depreciation expense for the three months ended June 30, 2022 and 2021 was $23.5 million and $25.7 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $46.7 million and $51.4 million, respectively.

Vessel Acquisition

As part of the IPO Transaction, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value (based on the IPO price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisition of both the Excelsior and the Excellence vessels were accounted for as asset acquisitions in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A Common Stock and contingent consideration related to the TRA, were allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). The Excellence vessel will continue to be accounted for as a sales-type lease and thus will not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9.
Accrued liabilities

As of June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued vessel and cargo expenses	$19,558	$48,053
Payroll and related liabilities	8,369	9,262
Accrued interest	1,645	917
Current portion of derivative liability	46	1,401
Off-market capacity liability – ENE Onshore	4,548	11,072
Accrued turnover taxes	12,945	25,016
Other accrued liabilities	17,346	9,313
Accrued liabilities	$64,457	$105,034

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Experience Vessel Financing	$141,676	$148,500
2017 Bank Loans	88,203	91,570
EE Revolver	—	—
Total debt	229,879	240,070
Less unamortized debt issuance costs	(6,035)	(6,655)
Total debt, net	223,844	233,415
Less current portion, net	(17,531)	(19,046)
Total long-term debt, net	$206,313	$214,369

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company makes quarterly principal payments of $3.1 million toward the $247.5 million in principal provided for the Experience vessel and interest payments at the 3-month LIBOR plus 3.25% (5.5% at June 30, 2022). In December 2021, we entered into an agreement to extend the original loan from December 2026 to December 2033, reduce the interest margin to 3.25% from 4.2%, and reduce the quarterly principal payments to $3.1 million from $5.0 million.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the 6-month LIBOR plus 2.42% (5.4% at June 30, 2022) through the loan maturity date of October 15, 2029.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the 3-month LIBOR plus 4.50% (6.8% at June 30, 2022) through the loan maturity date of October 15, 2029.

Senior Secured Revolving Credit Agreement

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower (the “Borrower”), Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder have made available a revolving credit facility (the “EE Revolver”), including letters of credit, to EELP. The EE Revolver enables us to borrow up to $350 million over a three-year term which expires in April 2025 and is expected to be used primarily for letters of credit, working capital, and other general corporate purposes.

Borrowings under the EE Revolver will bear interest at a per annum rate equal to the term Secured Overnight Financing Rate reference rate plus 0.10% (or alternate base rate) for such period plus an applicable margin, which applicable margin will be based on the Borrower’s consolidated total leverage ratio as defined and calculated under the Credit Agreement. The unused portion of the EE

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Also on April 18, 2022, the Company applied proceeds of loans made by the lenders under the EE Revolver, on the closing day of such facility, to repay the KFMC Note (as defined herein) in full, and the KFMC Note was terminated in connection with such repayment. For more information regarding the KFMC Note, see Note 11 – Long-term debt – related party.

As of June 30, 2022, the Company had issued $40 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Exquisite Vessel Financing	$192,428	$196,213
KFMC Note	—	—
KFMC-ENE Onshore Note	6,500	2,100
Total related party debt	198,928	198,313
Less current portion	(7,369)	(7,096)
Total long-term related party debt	$191,559	$191,217

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

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note was amended and restated in its entirety in September 2021 and further amended in October 2021, allowing EELP to draw funds up to $250 million through December 31, 2023 at LIBOR plus 1.55%. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 10 – Long-term debt.

KFMC-ENE Onshore Note

In November 2021, KFMC and Excelerate New England Onshore, LLC (“ENE Onshore”) entered into a note (the “KFMC-ENE Onshore Note”) with a maximum commitment of $25 million at an interest rate of one-month LIBOR plus 1.5% (3.3% at June 30, 2022), which matures in December 2023.

12.
Equity

Amended and Restated Limited Partnership Agreement

Prior to the IPO, EE Holdings was the limited partner of EELP, with a 99% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby, all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, the EELP Limited Partnership Agreement permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash. Also in connection with the IPO, Excelerate became the general partner of EELP.

Excelerate Energy, LLC (“EELLC”) was the general partner of EELP prior to the IPO, with a 1% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EELLC distributed to EE Holdings all of its interest in EELP. EE Holdings then contributed to EELP all of its interests in EELLC. It is anticipated that EELLC will be dissolved at a later date.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Initial Public Offering

In connection with the IPO, in exchange for $441.6 million in gross proceeds before deducting underwriting discounts and commissions of $25.4 million and estimated IPO-related expenses of $7.9 million, EELP issued 26,254,167 Class A interests to Excelerate, representing approximately 24.2% of the EELP interests, and 82,021,389 Class B interests to EE Holdings, representing approximately 75.8% of the EELP interests. In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 300 million shares of Class A Common Stock; (ii) 150 million shares of Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”); and (iii) 25 million shares of “blank check” preferred stock, $0.001 par value per share.

As of June 30, 2022, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of our outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock upon our liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

Class B Common Stock

Following the completion of the IPO, EE Holdings, a company controlled directly and indirectly by Kaiser, holds all of the shares of our outstanding Class B Common Stock. The Class B Common Stock entitles the holder to one vote. Holders of shares of our Class B Common Stock vote together with holders of our Class A Common Stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise provided in our amended and restated certificate of incorporation or required by law.

As the only Class B stockholder following the completion of the IPO, EE Holdings has 75.8% of the combined voting power of our common stock. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

EELP distribution rights

EELP has the right to determine when distributions will be made to holders of interests and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Class A interests and Class B interests on a pro rata basis in accordance with the number of interests held by such holder.

13.
Earnings per share

The following table presents the computation of earnings per share for the period from April 13, 2022 through June 30, 2022 (in thousands except share and per share amounts):

For the period from April 13 – June 30, 2022
Net loss	$(3,043)
Less net income (loss) attributable to non-controlling interest	(831)
Less net loss attributable to non-controlling interest – ENE Onshore	(181)
Net loss attributable to shareholders – basic and diluted	$(2,031)

Weighted average shares outstanding – basic	26,254,167
Dilutive effect of unvested restricted common stock	—
Issued upon assumed exercise of outstanding stock options	—
Class B Common Stock converted to Class A Common Stock	—
Weighted average shares outstanding – diluted	26,254,167

Earnings per share
Basic	$(0.08)
Diluted	$(0.08)

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the period from April 13, 2022 through June 30, 2022, as they would have had an antidilutive effect:

For the period from April 13 – June 30, 2022
Restricted common stock	20,832
Stock options	338,935
Class B Common Stock	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of June 30, 2022, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases due to their terms representing the majority of the economic lives of the assets.

In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. The Excellence vessel will continue to be accounted for as a sales-type lease. For more information regarding the purchase of the vessels, see Note 8 – Property and equipment.

Finance lease liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
External leases:
Finance lease liabilities	$240,852	$251,658
Less current portion of finance lease liabilities	(20,643)	(21,903)
Finance lease liabilities, long-term	$220,209	$229,755

Related party leases:
Finance lease liabilities	$—	$226,619
Less current portion of finance lease liabilities	—	(15,627)
Finance lease liabilities, long-term	$—	$210,992

Operating leases

As of June 30, 2022, the Company was a lessee in a bareboat charter contract and terminal use lease, accounted for as operating leases. Pursuant to a bareboat charter, the vessel owner provides the use of the vessel to the Company in exchange for a fixed charter hire rate. However, the Company is responsible for the operation and maintenance of the vessel with its own crew, fuel costs, and other related expenses. As such, the bareboat charter includes a lease component only for the lessee to control the use of the vessel and does not contain non-lease components.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at June 30, 2022 is as follows (in thousands):

Year	Operating	Finance
2022	$18,221	$18,538
2023	36,374	33,235
2024	28,582	33,248
2025	17,977	33,235
2026	951	33,235
Thereafter	2,255	174,355
Total lease payments	$104,360	$325,846
Less: imputed interest	(9,247)	(84,994)
Carrying value of lease liabilities	95,113	240,852
Less: current portion	(31,668)	(20,643)
Carrying value of long-term lease liabilities	$63,445	$220,209

As of June 30, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 3.0 years and 10.8 years, respectively, with a weighted average discount rate of 5.8% and 6.3%, respectively. As of December 31, 2021, the Company’s weighted average remaining lease term for operating and finance leases was 3.4 years and 12.1 years, respectively, with a weighted average discount rate of 5.8% and 9.8%, respectively.

The Company's total lease costs for the three and six months ended June 30, 2022 and 2021 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Amortization of finance lease right-of-use assets – related party	$—	$1,227	$1,226	$2,453
Amortization of finance lease right-of-use assets – external	653	3,336	1,305	6,672
Interest on finance lease liabilities – related party	—	7,323	7,006	14,745
Interest on finance lease liabilities – external	3,836	4,378	7,755	8,891
Operating lease expense	9,392	7,128	18,867	14,256
Short-term lease expense	219	232	606	297
Total lease costs	$14,100	$23,624	$36,765	$47,314

Other information related to leases for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating cash flows for finance leases	$3,836	$4,378	$7,755	$8,891
Operating cash flows for finance leases – related party	—	7,323	7,006	14,745
Financing cash flow for finance leases	5,460	8,989	10,805	17,835
Financing cash flow for finance leases – related party	—	3,865	2,912	7,663
Operating cash flows for operating leases	9,238	7,069	18,075	14,093
Right-of-use assets obtained in exchange for new operating lease liabilities	937	—	1,156	—

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

15.
Revenue

The following table presents the Company’s revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue from leases	$81,895	$85,322	$155,957	$180,467
Revenue from contracts with customers
Time charter, regasification and other services	28,177	24,536	51,707	55,254
Gas sales	512,857	82,940	1,006,938	121,890
Total revenue	$622,929	$192,798	$1,214,602	$357,611

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three and six months ended June 30, 2022 and 2021 consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating lease income	$63,027	$65,968	$118,301	$141,866
Sales-type lease income	18,868	19,354	37,656	38,601
Total revenue from leases	$81,895	$85,322	$155,957	$180,467

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and six months ended June 30, 2022, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.9 million and $37.7 million, respectively, compared to $19.4 million and $38.6 million for the three and six months ended June 30 2021, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of June 30, 2022, the Company is the lessor to long-term time charter agreements with customers on six of its vessels. The following represents the amount of property and equipment that is leased to customers as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Property and equipment	$1,804,721	$1,899,892
Accumulated depreciation	(663,415)	(766,642)
Property and equipment, net	$1,141,306	$1,133,250

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of June 30, 2022, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2022	$44,167	$128,305
2023	80,449	167,190
2024	84,214	132,753
2025	87,612	121,510
2026	87,612	93,327
Thereafter	579,486	509,322
Total undiscounted	$963,540	$1,152,407
Less: imputed interest	(544,197)
Net investment in sales-type leases	419,343
Less: current portion	(12,200)
Non-current net investment in sales-type leases	$407,143

Revenue from contracts with customers

The following table shows disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the three months ended June 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$18,626	$9,453	$—	$28,079
UAE	16,253	5,380	—	21,633
Pakistan	11,003	2,853	—	13,856
Argentina	13,391	5,870	—	19,261
Brazil	13,051	1,873	512,857	527,781
Israel	9,571	1,459	—	11,030
United States	—	1,259	—	1,259
Other	—	30	—	30
Total revenue	$81,895	$28,177	$512,857	$622,929

	For the three months ended June 30, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$19,355	$8,515	$82,940	$110,810
UAE	17,990	3,773	—	21,763
Pakistan	11,018	2,424	—	13,442
Argentina	12,833	4,638	—	17,471
Brazil	12,265	1,824	—	14,089
Israel	9,494	1,744	—	11,238
United States	—	982	—	982
Other	2,367	636	—	3,003
Total revenue	$85,322	$24,536	$82,940	$192,798

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$37,414	$18,728	$—	$56,142
UAE	28,991	8,262	—	37,253
Pakistan	21,885	5,337	—	27,222
Argentina	22,766	10,022	—	32,788
Brazil	25,958	3,534	932,839	962,331
Israel	18,943	3,113	—	22,056
United States	—	2,358	74,099	76,457
Other	—	353	—	353
Total revenue	$155,957	$51,707	$1,006,938	$1,214,602

	For the six months ended June 30, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$38,602	$17,817	$82,940	$139,359
UAE	32,291	7,338	—	39,629
Pakistan	21,900	5,135	—	27,035
Argentina	22,261	8,349	—	30,610
Brazil	24,395	3,389	—	27,784
Israel	18,884	3,220	—	22,104
United States	9,100	5,729	—	14,829
China	—	—	38,950	38,950
Other	13,034	4,277	—	17,311
Total revenue	$180,467	$55,254	$121,890	$357,611

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing for TCP, regas and other services, invoicing timing varies and occurs according to the contract. As of June 30, 2022, and December 31, 2021, receivables from contracts with customers associated with revenue from services was $175.2 million and $232.5 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at June 30, 2022 and December 31, 2021, was $9.2 million and $12.8 million, respectively. Accrued revenue represents current contract asset that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases which are accounted for in accordance with the leasing standard. There were no impairment losses for trade receivables for lease or time charter services or contract assets for the six months ended June 30, 2022, and 2021.

Contract liabilities from advance payments in excess of revenue recognized from services as of June 30, 2022 and December 31, 2021 were $1.5 million and $1.5 million, respectively. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

The following table reflects the changes in our long-term contract liabilities to customers, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenues, beginning of period	$14,451	$9,569
Cash received but not yet recognized	2,536	4,882
Deferred revenues, end of period	$16,987	$14,451

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $413.1 million as of June 30, 2022. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2022	$23,953
2023	43,558
2024	44,845
2025	44,071
2026	44,071
Thereafter	212,595
$413,093

16.
Long-term Incentive Compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee or such other committee designated by the board of directors of Excelerate to administer the LTI Plan.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into “Selling, general and administrative expense” and “Cost of revenue and vessel operating expenses” on the Consolidated Statements of Income on a straight-line basis. Stock options were granted to certain employees of Excelerate and vest over five years. The Company also issued restricted stock units to directors that vest ratably over either one or three years.

For the three and six months ended June 30, 2022, the Company recognized $0.3 million in long-term incentive compensation expense for both its stock options and restricted stock unit awards.

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2022 and provides information for outstanding and exercisable options as of June 30, 2022:

	Number of Options	Weighted Average Exercise Price
(per share)
Outstanding at January 1, 2022	—	$—
Granted	338,935	24.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2022	338,935	$24.00
Exercisable at June 30, 2022	—	$—

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2022 the Company had $4.4 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 4.8 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022 and provides information for unvested shares as of June 30, 2022:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2022	—	$—
Granted	20,832	24.00
Exercised	—	—
Forfeited or expired	—	—
Unvested at June 30, 2022	20,832	$24.00

As of June 30, 2022 the Company had $0.4 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.9 years.
17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year which is applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended June 30, 2022 and June 30, 2021 was $7.8 million and $4.4 million, respectively. The provision for income taxes for the six months ended June 30, 2022 and June 30, 2021 was $11.5 million and $8.9 million, respectively. The increase was primarily attributable to U.S. income taxes incurred at the corporate level beginning in April 2022 and the year-over-year change in the geographical mix of pre-tax book income.

The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 204.7% and 55.1%, respectively. The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 56.5% and 17.6%, respectively. The increase was primarily driven by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit which increased our effective tax rate by 174.3% and 29.2% for the three and six months ended June 30, 2022, respectively. Our effective tax rate was also impacted by 39.8% and 7.5% for the three and six months ended June 30, 2022, respectively, due to being subject to U.S. income taxes incurred at the corporate level beginning April 2022.

We are a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

18.
Related party transactions

The Company had one debt instruments with related parties, a sale leaseback agreement with the Nakilat JV as of June 30, 2022. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein). For details on this facility, see Note 20 – Commitments and contingencies.

Kaiser has over time donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control or have ownership over the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of June 30, 2022, the Company had no outstanding balance with the Foundation. As of December 31, 2021, the Company had an outstanding balance with the Foundation related to the finance leases of the Foundation Vessels totaling $226.6 million. Interest expense in related party finance leases for the six months ended June 30, 2022 and 2021 amounted to

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

$7.0 million and $14.7 million, respectively. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Management fees and other expenses with Kaiser	$271	$200	$1,019	$429

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Amounts due from related parties	$4,877	$11,140
Amounts due to related parties	$713	$7,937
Prepaid expenses – related party	$2,133	$5,917

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser that had significant activity during the six months ended June 30, 2022, as described below.

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

As credit support for LNG cargos, Kaiser obtained letters of credit under the Kaiser Credit Line on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers, in the following approximate aggregate amounts: $329.3 million in 2021, of which none remained outstanding as of June 30, 2022; and $27.3 million in the six months ended June 30, 2022, none of which remained outstanding as of June 30, 2022. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). The amount available for drawing under the AGT LOC reduces monthly and was approximately $16.5 million as of December 31, 2021 and $3.4 million as of June 30, 2022. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Development DMCC for the benefit of Engro Elengy Terminal (Private) Limited in the amount of $20 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver in April 2022.

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Bangladesh Ltd. for the benefit of Bangladesh Oil, Gas & Mineral Corporation in the amount of $20 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver in April 2022.

19.
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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Six months ended
	June 30,
	2022	2021
Customer A	78%	8%
Customer B	3%	34%
Customer C	0%	11%

Substantially all of the net book value of our long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

20.
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

EELP and certain of its subsidiaries, and other entities under common control of Kaiser, were guarantors to a Kaiser revolving loan facility prior to Excelerate’s IPO. EELP provided a first lien against one of the Company’s vessels to collateralize this facility. The facility was a committed line of $600 million with a third-party bank that would expire on September 30, 2022 (the “Kaiser Credit Line”). EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. As of December 31, 2021, the Company had issued $142.5 million in letters of credit under the Kaiser Credit Line. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries was released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver. As of June 30, 2022, the Company had issued $40 million in letters of credit under the EE Revolver.

21.
Asset retirement obligations

The Company’s asset retirement obligation represents the present value of estimated future costs associated with the decommissioning of the Northeast Gateway Deepwater LNG Port in the Massachusetts Bay. In accordance with the port's license and

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

permits, the Company is legally required to decommission the port and estimates that this will occur at the end of the related pipeline capacity agreement in 2032.

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	June 30, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$34,929	$33,499
Accretion expense	738	1,430
Asset retirement obligations, end of period	$35,667	$34,929

22.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Supplemental cash flow information:
Cash paid for taxes	$2,223	$3,370	$14,767	$8,213
Cash paid for interest	13,194	20,871	31,183	41,211
Right-of-use assets obtained in exchange for lease obligations	937	—	1,156	—
Capital expenditures included in accounts payable	1,086	(1,220)	9,602	1,026
Vessel acquisition	188,500	—	188,500	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$386,337	$72,786
Restricted cash – current	2,461	2,495
Restricted cash – non-current	16,903	15,683
Cash, cash equivalents, and restricted cash	$405,701	$90,964

23.
Accumulated other comprehensive (income) loss

Changes in components of accumulated other comprehensive (income) loss were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2022	$2,167	$3,702	$3,309	$9,178
Other comprehensive (income) loss	—	(2,958)	(492)	(3,450)
Reclassification to income	—	(86)	(1,922)	(2,008)
At March 31, 2022	$2,167	$658	$895	$3,720
Other comprehensive (income) loss	—	(806)	(1,325)	(2,131)
Reclassification to income	—	(444)	532	88
Reclassification to NCI	(1,643)	322	(157)	(1,478)
At June 30, 2022	$524	$(270)	$(55)	$199

At January 1, 2021	$2,167	$7,027	$5,767	$14,961
Other comprehensive (income) loss	—	(1,865)	(2,628)	(4,493)
Reclassification to income	—	(174)	804	630
At March 31, 2021	$2,167	$4,988	$3,943	$11,098
Other comprehensive (income) loss	—	3,800	(369)	3,431
Reclassification to income	—	(3,279)	860	(2,419)
At June 30, 2021	$2,167	$5,509	$4,434	$12,110

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

24.
Subsequent events

On August 5, 2022, the Company announced that our Board of Directors declared an inaugural cash dividend with respect to the quarter ended June 30, 2022, of $0.025 per share of Class A Common Stock. The dividend is payable on September 7, 2022, to Class A Common Stockholders of record as of the close of business on August 19, 2022. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and included in our Prospectus for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the Prospectus, this Form 10-Q and our other filings with the SEC. Please also see the section titled “Forward-Looking Statements.”

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

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in eight countries and operations in the United States, Brazil, Argentina, Israel, United Arab Emirates, Pakistan and Bangladesh. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil from Petróleo Brasileiro S.A. (“Petrobras”) and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Europe, the Philippines and Bangladesh. In each of these countries, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three months ended June 30, 2022, we generated revenues of $622.9 million, a net loss of $4.0 million and Adjusted EBITDAR of $75.2 million. For the three months ended June 30, 2021, we generated revenues of $192.8 million, net income of $3.6 million and Adjusted EBITDAR of $65.5 million. For more information regarding our non-GAAP measure Adjusted EBITDAR and a reconciliation to net income, the most comparable GAAP measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in growing global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of June 30, 2022, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,300 ship-to-ship transfers of LNG with over 40 LNG operators since we began operations and safely delivered more than 5,700 billion cubic feet of natural gas through 15 LNG regasification terminals. For the three months ended June 30, 2022 and June 30, 2021, we generated revenues of $110.1 million and $109.9 million, respectively, from our FSRU and terminal services businesses, representing approximately 18% and 57% of our total revenues for each of those periods.

We also procure LNG from major producers and sell regasified natural gas through our flexible LNG terminals. For the three months ended June 30, 2022 and June 30, 2021, we generated revenues of $512.9 million and $82.9 million, respectively, from LNG and natural gas sales, representing approximately 82% and 43% of our total revenues for each of those periods. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products, including LNG-to-power projects and a suite of smaller-scale natural gas distribution solutions. We are currently developing a set of integrated LNG projects in Albania, the Philippines and Bangladesh. We consider these projects to be in advanced development and estimate that these projects together represent greater than $1 billion in future capital investment opportunities. This estimate is preliminary and we will update our estimate as these projects advance to their next stages of development. We are evaluating and pursuing additional early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

According to Shell’s 2022 LNG Outlook, global LNG demand is estimated to increase from 380 metric tons (“MT”) in 2021 to about 700 MT in 2040. Increased aspirations for carbon neutrality and energy transitions away from coal may cause countries to rely more on lower carbon fuels such as LNG. Shell’s LNG outlook anticipates Southeast Asian power demand growth, underpinned by economic development and urbanization increasing demand for electricity. LNG will be a critical solution to bridge the supply/demand imbalance in regions like Southeast Asia. On the supply side, we believe there is a robust pipeline of projects that can meet this new demand. Limitations on energy import infrastructure, particularly in developing countries that need to move away from coal and oil, make LNG adoption difficult, but as a pioneer in flexible LNG solutions, we believe that we are well positioned to address these limitations and support society’s transition to a lower-carbon energy future. Given the appetite for cleaner energy, we expect these industry trends to continue, and we plan to capitalize on this growing global demand and create new markets for natural gas by providing a fully integrated LNG delivery model.

Across the world, a combination of extreme weather events, Covid-19 related energy market distortions, the invasion of Ukraine by Russia and a failure to transition to renewables has, in the short term, increased the cost of energy and the risk of energy supply disruptions.

The global economic outlook has deteriorated even further since the start of the Russia/Ukraine conflict. Russia’s energy and food exports have been curtailed due to sanctions, while Russia’s presence in the Black Sea is impacting wheat exports from Ukraine, thereby reducing the global wheat supply. These events coupled with cost pressures due to COVID-related supply chain disruptions have resulted in higher than expected inflation, and governments are taking measures to address these economic concerns. According to the International Monetary Fund (“IMF”), major central banks are announcing continued monetary tightening policies to reduce inflation and minimize the risk of a recession. Excelerate has seen inflationary effects on certain of our costs incurred in operating our vessels. While we have escalation terms linked to inflation measures in some of our regasification agreements, there may be a mismatch between the benefit realized and timing of these contractual adjustments versus the actual increases in costs incurred.

In Europe, further natural gas export disruptions from Russia could affect many European economies and the global energy market. In response, European Union governments have agreed to legislation to reduce natural gas demand this winter to protect themselves from further Russian natural gas supply disruptions. The legislation proposes voluntary reduction of gas demand by 15% from August 2022 through March 2023. If the voluntary natural gas demand curtailments yield insufficient savings, mandatory natural gas demand curtailment will be implemented across the 27-bloc members of the European Union. The current energy market volatility supports LNG as a reliable bridge to the growth of renewables in the world’s energy mix. We believe the past year’s events underscore the value that LNG offers by providing energy supply stability for any government looking to implement a sustainable, reliable, and cost-effective energy transition plan.

As a result of these recent geopolitical events, including the invasion of Ukraine by Russia, we are seeing an increase in inquiries for our FSRU and integrated terminal services. This interest is mainly coming from countries that have historically been dependent on imports of Russian natural gas. Given the increased emphasis on security of supply, we believe LNG will be an attractive solution to these customers over the near to mid-term. In May 2022, we announced the signing of a 10-year time charter party agreement with a subsidiary of Gasgrid Finland Oy (“Gasgrid Finland”). At this time, we do not believe any economic sanctions or other actions taken against Russia will adversely affect our current business and operations or the potential opportunities discussed above, and we will continue to monitor new developments in this area.

While we have the potential to benefit from increased LNG and natural gas opportunities due to strong demand for alternative energy sources as Europe replaces natural gas imports from Russia in the near-to-short term, our commitment to meeting the energy needs of non-European markets remains steadfast. During this market cycle, Southeast Asian markets can be particularly vulnerable to economic fluctuations and higher LNG prices as Europe absorbs spot cargoes. The Southeast Asian markets where we are present, Bangladesh and Pakistan, have not been immune to the effects of the ongoing energy crisis and high spot LNG prices. Foreign exchange reserves are declining, and the risk of debt defaults is heightening. Despite these challenges, both countries are taking strategic actions to enhance their energy security and economic stability, although their successful implementation cannot be guaranteed.

According to Platts, Bangladesh’s finance ministry is drafting a structured LNG policy that will provide subsidies to Bangladesh Oil, Gas & Mineral Corporation (Petrobangla) on a regular basis to support LNG imports under long-term contracts and spot cargo purchases. Pakistan reached a preliminary agreement with the International Monetary Fund (“IMF”) to revive a $6 billion bailout package originally signed in 2019. The IMF agreed to release $1.7 billion of the bailout package after previously withholding payments due to Islamabad’s failure to agree to loan conditions. Both countries are also implementing load shedding to reduce natural gas demand. These countries depend on LNG imports to support export-oriented industries such as textile and agriculture. Excessive curtailment of natural gas imports could impact their export-related GDP growth. We are optimistic that as these countries make progress to improve their financial strength while curbing near-term natural gas demand, they will be well positioned for continued reliance on long-term LNG supply contracts, which remain relatively affordable when compared to current LNG spot prices.

In addition to increased LNG industry activity levels, we expect to benefit from our strategy to pursue opportunities in the downstream market, expand into new markets and increase our activity in selling natural gas downstream. In addition to continued natural gas sales into the New England market through our Northeast Gateway facility in Boston harbor during the first quarter of 2022, we also are evaluating new commercial opportunities to sell regasified LNG to countries in Europe via our planned Finland LNG and Vlora LNG terminals.

We expect these and similar business opportunities to drive incremental revenue and profits in the near term while we continue to develop additional long-term growth opportunities, such as:

•
In July 2022, we announced the signing of a Memorandum of Understanding (MOU) with Bulgaria’s Overgas, relating to the potential sale of regasified LNG downstream at Excelerate’s planned Vlora LNG terminal in Albania. Under this MOU, Excelerate will enter negotiations for Overgas to purchase up to 1.0 billion cubic meters of regasified LNG annually for 10 years.
•
In May 2022, the Payra LNG project was approved in principle by Bangladesh Oil, Gas & Mineral Corporation and Bangladesh’s Energy and Mineral Resources Division, a significant milestone in the approval process. Excelerate has commenced negotiations of the integrated deal, which includes an LNG supply agreement. The Payra LNG project is expected to represent Excelerate’s largest deployment of capital to date and has the potential to significantly increase the scale of the Company’s global operations.
•
In April 2022, the government of Finland announced its intention to stop purchases of Russian pipeline natural gas and instead to utilize an FSRU to meet its natural gas consumption needs by year end 2022. The government of Estonia made a similar decision. Due to the proximity and good relations between the two countries, Estonia will participate in the Finnish project rather than pursuing a project of its own. In May 2022, Excelerate and Gasgrid Finland signed a 10-year time charter party agreement for Excelerate to provide LNG regasification services starting in the fourth quarter of 2022. Gasgrid Finland has initiated the development of a new jetty in Southern Finland, near the Balticconnector pipeline, for the FSRU Exemplar to moor.
•
In February 2022, the Moheshkhali LNG (“MLNG”) expansion project was approved in principle by the government of Bangladesh. MLNG is one of Excelerate’s three E-FIT integrated terminals. Excelerate has commenced commercial negotiations for the expansion of the terminal, the extension of our regasification agreement by five years to 2038, and an LNG supply agreement.
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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment includes costs incurred for our fleet of FSRUs and terminal assets including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in-situ bottom survey every two and a half years.

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

Restructuring, transition and transaction expenses

We incurred restructuring, transition and transaction expenses related to consulting, legal, and audit costs incurred as part of and in preparation for our initial public offering (the “IPO”).

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

Provision for income taxes

Following the completion of the IPO, we are a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. Accordingly, our provision for income taxes includes U.S. taxes incurred at the Excelerate corporate level beginning in April 2022. In addition, EELP has international operations that are subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. These taxes are also included in our provision for income taxes.

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock as well as earnings allocable to the third-party equity ownership interests in our subsidiary, Excelerate Energy Bangladesh, LLC.

Net income (loss) attributable to non-controlling interest – ENE Onshore

Net income (loss) attributable to non-controlling interest – ENE Onshore includes the earnings allocable to the equity ownership interests in Excelerate New England Onshore, LLC (“ENE Onshore”). We consolidate ENE Onshore since we determined that although we have no ownership interest we are the primary beneficiary.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include provision for U.S. federal income tax for EELP. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in the Prospectus (the “Reorganization”), was accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we have entered into the Tax Receivable Agreement (the “TRA”) with Excelerate Energy Holdings, LLC (“EE Holdings”) and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc.—Tax Receivable Agreement” in our Prospectus.

Also, included in the transactions is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”) that was accounted for as an acquisition of property and equipment at the completion of the transaction. The Foundation Vessels have historically been accounted for as finance leases in our historical financial statements.

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

In response to the Covid-19 pandemic, we took several precautions that may adversely impact employee productivity, such as requiring many office employees to work remotely, imposing travel restrictions, and temporarily closing office locations. In addition, we instituted additional procedures and precautions related to our crews on our FSRU vessels. We incurred incremental costs during the six months ended June 30, 2022 and 2021, of approximately $1.5 million and $2.9 million, respectively, related to these precautionary measures.

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

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA, a non-GAAP measure, as net income before interest, income taxes, depreciation and amortization, long-term incentive compensation expense and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance. In this quarter, we revised the definition of Adjusted EBITDA to adjust for the impact of long-term incentive compensation expense, which we did not have prior to becoming a public company, and the early extinguishment of lease liability related to the acquisition of the Excellence vessel, as management believes such items do not directly reflect our ongoing operating performance.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
FSRU and terminal services revenues	$110,072	$109,858	$207,664	$235,721
Gas sales revenues	512,857	82,940	1,006,938	121,890
Cost of revenue and vessel operating expenses	(58,673)	(48,425)	(108,736)	(87,630)
Direct cost of gas sales	(485,023)	(78,076)	(948,375)	(101,414)
Depreciation and amortization expense	(24,296)	(26,137)	(48,039)	(52,246)
Gross Margin	$54,937	$40,160	$109,452	$116,321
Depreciation and amortization expense	24,296	26,137	48,039	52,246
Adjusted Gross Margin	$79,233	$66,297	$157,491	$168,567

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$(3,990)	$3,577	$8,854	$41,600
Interest expense	13,293	21,206	32,520	42,048
Provision for income taxes	7,800	4,393	11,519	8,905
Depreciation and amortization expense	24,296	26,137	48,039	52,246
Restructuring, transition and transaction expenses	2,582	3,065	5,335	3,065
Long-term incentive compensation expense	270	—	270	—
Early extinguishment of lease liability on vessel acquisition	21,834	—	21,834	—
Adjusted EBITDA	$66,085	$58,378	$128,371	$147,864
Vessel and infrastructure rent expense	9,151	7,097	18,245	14,195
Adjusted EBITDAR	$75,236	$65,475	$146,616	$162,059

Consolidated Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$110,072	$109,858	$214	$207,664	$235,721	$(28,057)
Gas sales	512,857	82,940	429,917	1,006,938	121,890	885,048
Total revenues	622,929	192,798	430,131	1,214,602	357,611	856,991
Operating expenses
Cost of revenue and vessel operating expenses	58,673	48,425	10,248	108,736	87,630	21,106
Direct cost of gas sales	485,023	78,076	406,947	948,375	101,414	846,961
Depreciation and amortization	24,296	26,137	(1,841)	48,039	52,246	(4,207)
Selling, general and administrative	13,064	9,250	3,814	25,698	22,595	3,103
Restructuring, transition and transaction	2,582	3,065	(483)	5,335	3,065	2,270
Total operating expenses	583,638	164,953	418,685	1,136,183	266,950	869,233
Operating income	39,291	27,845	11,446	78,419	90,661	(12,242)
Other income (expense)
Interest expense	(7,800)	(8,671)	871	(14,854)	(16,963)	2,109
Interest expense – related party	(5,493)	(12,535)	7,042	(17,666)	(25,085)	7,419
Earnings from equity-method investment	732	810	(78)	1,510	1,614	(104)
Early extinguishment of lease liability on vessel acquisition	(21,834)	—	(21,834)	(21,834)	—	(21,834)
Other income (loss), net	(1,086)	521	(1,607)	(5,202)	278	(5,480)
Income before income taxes	3,810	7,970	(4,160)	20,373	50,505	(30,132)
Provision for income taxes	(7,800)	(4,393)	(3,407)	(11,519)	(8,905)	(2,614)
Net income (loss)	(3,990)	3,577	(7,567)	8,854	41,600	(32,746)
Less net income (loss) attributable to non-controlling interests	(831)	502	(1,333)	(1,647)	1,261	(2,908)
Less net loss attributable to non-controlling interests – ENE Onshore	(181)	(1,941)	1,760	(418)	(3,936)	3,518
Less pre-IPO net income (loss) attributable to EELP	(947)	5,016	(5,963)	12,950	44,275	(31,325)
Net loss attributable to shareholders	$(2,031)	$—	$(2,031)	$(2,031)	$—	$(2,031)
Additional financial data:
Gross Margin	$54,937	$40,160	$14,777	$109,452	$116,321	$(6,869)
Adjusted Gross Margin	79,233	66,297	12,936	157,491	168,567	(11,076)
Adjusted EBITDA	66,085	58,378	7,707	128,371	147,864	(19,493)
Adjusted EBITDAR	75,236	65,475	9,761	146,616	162,059	(15,443)
Capital expenditures	31,001	5,888	25,113	42,030	11,073	30,957

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Net income (loss)

Net income (loss) was $(4.0) million for the three months ended June 30, 2022, a decrease of $(7.6) million, as compared to net income of $3.6 million for the three months ended June 30, 2021. Net income was lower primarily due to the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition during the three months ended June 30, 2022 ($21.8 million), increases in cost of revenue and vessel operating expenses ($10.3 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021, and an increase in the provision for income taxes ($3.4 million), as discussed below. These decreases were partially offset by increased direct margin earned on gas sales in Brazil during the three months ended June 30, 2022 ($27.8 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh during the three months ended June 30, 2021 ($4.9 million), and less interest expense – related party incurred in the three months ended June 30, 2022 due to the acquisition of the Foundation Vessels ($7.0 million).

Net income was $8.9 million for the six months ended June 30, 2022, a decrease of $(32.7) million, as compared to $41.6 million for the six months ended June 30, 2021. Net income was lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the six months ended June 30, 2022 ($28.3 million), the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition ($21.8 million), increases in cost of revenue and vessel operating expenses ($21.1 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021, a foreign currency exchange loss ($5.7 million), an increase in the provision for income taxes ($2.6 million), as discussed below, and higher restructuring, transition and transaction expenses incurred during the six months ended June 30, 2022 ($2.3 million). These decreases were partially offset by direct margin earned on gas sales in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the six months ended June 30, 2021 ($20.5 million), and less interest expense – related party incurred in the six months ended June 30, 2022 due to the acquisition of the Foundation Vessels ($7.0 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $54.9 million for the three months ended June 30, 2022, an increase of $14.7 million, as compared to $40.2 million for the three months ended June 30, 2021. Adjusted Gross Margin was $79.2 million for the three months ended June 30, 2022, an increase of $12.9 million as compared to $66.3 million for the three months ended June 30, 2021. Gross Margin and Adjusted Gross Margin were higher primarily due to increased direct margin earned on gas sales in Brazil during the three months ended June 30, 2022 ($27.8 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh during the three months ended June 30, 2021 ($4.9 million). These increases were partially offset by increases in cost of revenue and vessel operating expenses ($10.3 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021.

Gross Margin was $109.5 million for the six months ended June 30, 2022, a decrease of $6.8 million, as compared to $116.3 million for the six months ended June 30, 2021. Adjusted Gross Margin was $157.5 million for the six months ended June 30, 2022, a decrease of $11.1 million as compared to $168.6 million for the six months ended June 30, 2021. Gross Margin and Adjusted Gross Margin were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the six months ended June 30, 2022 ($28.3 million) and increases in cost of revenue and vessel operating expenses ($21.1 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021. These decreases were partially offset by direct margin earned on gas sales in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the six months ended June 30, 2021 ($20.5 million).

Adjusted EBITDA and Adjusted EBITDAR

Our Adjusted EBITDA was $66.1 million for the three months ended June 30, 2022, an increase of $7.7 million, as compared to $58.4 million for the three months ended June 30, 2021. Our Adjusted EBITDAR was $75.2 million for the three months ended June 30, 2022, an increase of $9.7 million as compared to $65.5 million for the three months ended June 30, 2021. Adjusted EBITDA and Adjusted EBITDAR were higher primarily due to increased direct margin earned on gas sales in Brazil during the three months ended June 30, 2022 ($27.8 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh during the three months ended June 30, 2021 ($4.9 million). These increases were partially offset by increases in cost of revenue and vessel operating expenses ($10.3 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021.

Our Adjusted EBITDA was $128.4 million for the six months ended June 30, 2022, a decrease of $19.5 million, as compared to $147.9 million for the six months ended June 30, 2021. Our Adjusted EBITDAR was $146.6 million for the six months ended June 30, 2022, a decrease of $15.5 million as compared to $162.1 million for the six months ended June 30, 2021. Adjusted EBITDA and Adjusted EBITDAR were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the six months ended June 30, 2022 ($28.3 million) and increases in cost of revenue and vessel operating expenses ($21.1 million), primarily due to the commencement of the Bahia terminal lease in the fourth quarter of 2021. These decreases were partially offset by direct margin earned on gas sales in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the six months ended June 30, 2021 ($20.5 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $110.1 million for the three months ended June 30, 2022, an increase of $0.2 million, as compared to $109.9 million for the three months ended June 30, 2021. FSRU and terminal services revenues were essentially flat.

FSRU and terminal services revenues were $207.7 million for the six months ended June 30, 2022, a decrease of $28.0 million, as compared to $235.7 million for the six months ended June 30, 2021. FSRU and terminal services revenues were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the first quarter of 2022.

Gas sales revenues

Gas sales revenues were $512.9 million for the three months ended June 30, 2022, an increase of $429.9 million, as compared to $82.9 million for the three months ended June 30, 2022. The increase was primarily due to gas sales that occurred in the three months ended June 30, 2022 related to our terminal operations in Brazil, partially offset by LNG that was sold to a customer in Bangladesh during the three months ended June 30, 2021.

Gas sales revenues were $1,006.9 million for the six months ended June 30, 2022, an increase of $885.0 million, as compared to $121.9 million for the six months ended June 30, 2021. The gas sales that occurred in the six months ended June 30, 2022 related to our terminal operations in Brazil. The increase was primarily due to gas sales that occurred in the six months ended June 30, 2022 related to our terminal operations in Brazil and New England, partially offset by LNG that was sold to customers in Bangladesh and China during the six months ended June 30, 2021.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $58.7 million for the three months ended June 30, 2022, an increase of $10.3 million, as compared to $48.4 million for the three months ended June 30, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to additional cost of operations in Brazil as we began operations in Bahia during the fourth quarter of 2021.

Cost of revenue and vessel operating expenses was $108.7 million for the six months ended June 30, 2022, an increase of $21.1 million, as compared to $87.6 million for the six months ended June 30, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to additional cost of operations in Brazil as we began operations in Bahia during the fourth quarter of 2021 and higher maintenance at one of our terminal locations.

Direct cost of gas sales

Direct cost of gas sales was $485.0 million for the three months ended June 30, 2022, an increase of $406.9 million, as compared to $78.1 million for the three months ended June 30, 2021. The increase was primarily due to gas sales that occurred in the three months ended June 30, 2022 related to our terminal operations in Brazil, partially offset by costs related to LNG that was sold to a customer in Bangladesh during the three months ended June 30, 2021.

Direct cost of gas sales was $948.4 million for the six months ended June 30, 2022, an increase of $847.0 million, as compared to $101.4 million for the six months ended June 30, 2021. The increase was primarily due to gas sales that occurred in the six months ended June 30, 2022 related to our terminal operations in Brazil and New England, partially offset by costs related to LNG that was sold to customers in Bangladesh and China during the six months ended June 30, 2021.

Depreciation and amortization expenses

Depreciation and amortization expenses were $24.3 million for the three months ended June 30, 2022, a decrease of $1.8 million, as compared to $26.1 million for the three months ended June 30, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNG carrier (“LNGC”) from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

Depreciation and amortization expenses were $48.0 million for the six months ended June 30, 2022, a decrease of $4.2 million, as compared to $52.2 million for the six months ended June 30, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNGC from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.1 million for the three months ended June 30, 2022, an increase of $3.8 million, as compared to $9.3 million for the three months ended June 30, 2021. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company.

Selling, general and administrative expenses were $25.7 million for the six months ended June 30, 2022, an increase of $3.1 million, as compared to $22.6 million for the six months ended June 30, 2021. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company.

Restructuring, transition and transaction expenses

Restructuring, transition and transaction expenses were $2.6 million for the three months ended June 30, 2022, a decrease of $0.5 million, as compared to $3.1 million for the three months ended June 30, 2021. The decrease was due to timing of consulting, legal, and audit services utilized as part of and in preparation for the IPO.

Restructuring, transition and transaction expenses were $5.3 million for the six months ended June 30, 2022, an increase of $2.2 million, as compared to $3.1 million for the six months ended June 30, 2021. The increase was due to timing of consulting, legal, and audit services utilized as part of and in preparation for the IPO.

Interest expense

Interest expense was $7.8 million for the three months ended June 30, 2022, a decrease of $0.9 million, as compared to $8.7 million for the three months ended June 30, 2021. Interest expense decreased primarily due to lower balances remaining on our finance leases and long-term debt.

Interest expense was $14.9 million for the six months ended June 30, 2022, a decrease of $2.1 million, as compared to $17.0 million for the six months ended June 30, 2021. Interest expense decreased primarily due to lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $5.5 million for the three months ended June 30, 2022, a decrease of $7.0 million, as compared to $12.5 million for the three months ended June 30, 2021. Interest expense decreased primarily due to the acquisition of the Foundation Vessels.

Interest expense – related party was $17.7 million for the three months ended June 30, 2022, a decrease of $7.4 million, as compared to $25.1 million for the three months ended June 30, 2021. Interest expense decreased primarily due to the acquisition of the Foundation Vessels.

Early extinguishment of lease liability on vessel acquisition

In the three months ended June 30, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability.

Other income (expense), net

Other income (expense), net was $(1.1) million for the three months ended June 30, 2022, a decrease of $1.6 million, as compared to $0.5 million for the three months ended June 30, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil and Argentina.

Other income (expense), net was $(5.2) million for the six months ended June 30, 2022, a decrease of $5.5 million, as compared to $0.3 million for the six months ended June 30, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil and Argentina.

Provision for income taxes

The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 204.7% and 55.1%, respectively. The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 56.5% and 17.6%, respectively. The increase was primarily driven by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit which increased our effective tax rate by 174.3% and 29.2% for the three and six months ended June 30, 2022, respectively. Our effective tax rate was also impacted by 39.8% and 7.5% for the three and six months ended June 30, 2022, respectfully, due to being subject to U.S. income taxes incurred at the corporate level beginning April 2022

We are a corporate entity for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP is treated as a pass-through entity for income tax purposes and has generally not been subject to U.S. federal and most state income taxes. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. As such, the Company’s provision for income tax includes U.S. taxes incurred at the corporate level beginning in April 2022.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interest was $(0.3) million for the three months ended June 30, 2022, a decrease of $(0.8) million, as compared to $0.5 million for the three months ended June 30, 2021. The increase in net loss attributable to non-controlling interest was primarily due to the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO.

Net income (loss) attributable to non-controlling interest was $(1.1) million for the six months ended June 30, 2022, a decrease of $(2.4) million, as compared to $1.3 million for the six months ended June 30, 2021. The increase in net loss attributable to non-controlling interest was primarily due to higher maintenance at one of our terminal locations and the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.2) million for the three months ended June 30, 2022, a decrease of $1.7 million, as compared to $(1.9) million for the three months ended June 30, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Net loss attributable to non-controlling interest – ENE Onshore was $(0.4) million for the six months ended June 30, 2022, a decrease of $3.5 million, as compared to $(3.9) million for the six months ended June 30, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Liquidity and Capital Resources

We believe we will have sufficient liquidity for the next 12 months based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities for ongoing operations, planned capital expenditures, other investments and debt service obligations and payment of tax distributions and our announced and expected quarterly dividends, as described in “Dividend Policy” in the Prospectus, the first of which we will pay on September 7, 2022. For more information regarding our inaugural dividend payment, see Note 24 – Subsequent Events. As of June 30, 2022, we had $386.3 million in unrestricted cash and cash equivalents.

Our proceeds from the IPO in April 2022 were approximately $416.2 million, after deducting underwriting discounts and commissions, but before deducting estimated IPO-related expenses of $7.9 million. Approximately $50.0 million of the IPO net proceeds were used to fund in part EELP's purchase of the Foundation Vessels. The remaining proceeds are expected to be used to fund our growth strategy, working capital, and other general corporate purposes.

During the third quarter of 2021, we signed a lease on an LNG terminal in Bahia, Brazil from Petrobras, and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Albania, the Philippines and Bangladesh. We anticipate buying additional LNG to import into Brazil and expect to need additional working capital for LNG inventories. Given the price of LNG and the size of each cargo, we expect to significantly increase our LNG purchases. Some of these purchases could potentially exceed cash on hand at certain times through 2022. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein), which replaced the KFMC Note, a promissory note with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, upon consummation of the IPO. For more information regarding the EE Revolver, see Note 10 – Long-term debt to the Consolidated Financial Statements. Management believes the EE Revolver will provide sufficient liquidity to execute the purchases under the contract. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Cash Flow Statement Highlights

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six months ended June 30,
	2022	2021
Net cash provided by (used in):	(In thousands)
Operating activities	$(9,499)	$78,128
Investing activities	(42,030)	(11,073)
Financing activities	366,266	(103,253)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$314,737	$(36,198)

Operating Activities

Cash flows used in operating activities decreased by $87.6 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to:

•
a $188.9 million decrease in accounts payable, primarily due to increased LNG cargo purchase payments related to Brazil natural gas sales;
•
a $10.9 million decrease in net income, before the early extinguishment of lease liability on vessel acquisition in the six months ended June 30, 2022, as described in “— Consolidated Results of Operations—Net income”;
•
partially offset by a $79.4 million decrease in accounts receivable, primarily due to payments received related to Brazil natural gas sales; and
•
partially offset by a $24.8 million decrease in inventories, primarily related to natural gas sales in the six months ended June 30, 2022.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were composed of capital expenditures made for the purchases of property and equipment, which increased by $31.0 million for the six months ended June 30, 2022, as compared to the same period in 2021. The increase in cash used for purchases of property and equipment was primarily due to the purchase of the Foundation Vessels.

Financing Activities

Cash flows provided by financing activities increased by $469.5 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to $412.2 million of IPO proceeds, $84.8 million of cash outflows in the six months ended June 30, 2021, to KFMC from EELP on a promissory note which was terminated in November 2021, an $11.8 million decrease in finance lease payments, and $6.6 million of repayments on the Kaiser Note Receivable during the six months ended June 30, 2022, partially offset by $25.0 million in cash payments made as part of the early extinguishment of a lease liability related to the IPO transaction, $15.3 million of net payments on our other long-term debt, and $5.5 million of deferred financing costs. For more information regarding the Kaiser Note Receivable, see Note 18 – Related party transactions to the Consolidated Financial Statements of EELP.

New Credit Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower (the “Borrower”), Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder have made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enables us to borrow up to $350 million over a three-year term which expires in April 2025 and is expected to be used primarily for letters of credit, working capital, and other general corporate purposes. As of June 30, 2022, the Company had letters of credit issued of $40 million and no outstanding borrowings under the EE Revolver.

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

As of June 30, 2022, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a vessel and offices in various locations under noncancelable operating leases. As of December 31, 2021, we had future minimum lease payments of $120.2 million. As of June 30, 2022, we had future minimum lease payments totaling $104.4 million and are committed to $18.2 million in year one, $65.0 million for years two and three, $18.9 million for years four and five and $2.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2021, we had future minimum lease payments totaling $784.8 million. As of June 30, 2022, we had future minimum lease payments totaling $325.8 million and are committed to $18.5 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five, and $174.3 million thereafter.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). The Excellence vessel will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

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

The payments that we will be required to make under the TRA, including those made if we elected to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $76.8 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

Off Balance Sheet Arrangements

Before Excelerate’s IPO, EELP, certain of its subsidiaries and other affiliates of George B. Kaiser (together with his affiliates other than the Company “Kaiser”) were guarantors to a Kaiser revolving loan facility, and EELP provided a first lien against one of EELP’s vessels to collateralize this facility. The facility was a committed line of credit of $600 million with a third-party bank that would have expired on September 30, 2022 (the “Kaiser Credit Line”). EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries was released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, Excelerate qualifies as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as Excelerate remains an EGC, it is permitted, and has elected, to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

As Excelerate will exceed the $1.07 billion in annual revenue threshold during the current fiscal year, we will cease to be an EGC on December 31, 2022, at the latest. As a result of ceasing EGC status, we will be required to comply with certain requirements listed above in our Form 10-K for the year ending December 31, 2022. Excelerate would cease to be an EGC earlier than December 31, 2022, if it issues more than $1 billion of non-convertible debt before that time. Excelerate may choose to take advantage of some, but not all, of the available exemptions until that time. Excelerate has taken advantage of some reduced reporting burdens in its filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you may hold stock.

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

As of December 31, 2021, the fair value of our interest rate swaps was $(4.4) million. As of June 30, 2022, the fair value of our interest rate swaps was $0.2 million. Based on our hedged notional amount as of June 30, 2022, a hypothetical 10% change in the three-month and six-month LIBOR forward curves would change the estimated fair value of our existing interest rate swaps by less than $0.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our occasional purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of June 30, 2022 or 2021.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. In the future, we may use financial derivatives to hedge some of our currency exposure. We did not hold any foreign currency derivative instruments as of June 30, 2022 or 2021. For the six months ended June 30, 2022 and 2021, we recorded $(5.7) million and $(0.3) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, due to the material weaknesses in internal control over financial reporting described below.

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

Item 1A. Risk Factors.

Besides the additional risk factor presented below, there have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the Prospectus.

We cannot assure you that we will pay dividends on our Class A Common Stock, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.

We declared our first cash dividend on our Class A Common Stock on August 5, 2022, which will be paid on September 7, 2022. Any determination to pay dividends to holders of our Class A Common Stock in the future will be subject to applicable law, the terms of any applicable governing documents and agreements and at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the EE Revolver, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Excelerate Energy, Inc.

Date: August 15, 2022	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)