Form 10-Q
period 2022-09-30
Excelerate Energy, Inc.
filed 2022-11-14
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

•	volatility of the global financial markets and uncertain economic conditions, including as a result of the invasion of Ukraine by Russia;

•	the impact of increased inflation and related governmental monetary policy actions on the Company, its customers, markets and general economic activity;

•	our financing agreements, which include financial restrictions and covenants and are secured by certain of our vessels;

•	compliance with various international treaties and conventions and national and local environmental, health, safety and maritime conduct laws that affect our operations;

•	our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the TRA (as defined herein);

•	the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive;

•	payments under the TRA being accelerated and/or significantly exceeding the tax benefits, if any, that we actually realize;

•	the possibility that Excelerate Energy Limited Partnership (“EELP”) will be required to make distributions to us and the other partners of EELP;

•	the material weaknesses identified in our internal control over financial reporting;

•	Kaiser (as defined herein) having the ability to direct the voting of a majority of the voting power of our common stock, and his interests possibly conflicting with those of our other stockholders;

•	our ability to pay dividends on our Class A Common Stock;

•	our status as an emerging growth company;

•	other risks and uncertainties inherent in our business; and

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$345,682	$72,786
Current portion of restricted cash	3,458	2,495
Accounts receivable, net	326,260	260,535
Accounts receivable, net – related party	2,496	11,140
Inventories	244,869	105,020
Current portion of net investments in sales-type leases	12,759	12,225
Other current assets	20,499	26,194
Total current assets	956,023	490,395
Restricted cash	17,907	15,683
Property and equipment, net	1,417,570	1,433,169
Operating lease right-of-use assets	84,786	106,225
Net investments in sales-type leases	403,438	412,908
Investment in equity method investee	21,267	22,051
Deferred tax assets	51,155	939
Other assets	29,320	19,366
Total assets	$2,981,466	$2,500,736
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$367,713	$303,651
Accounts payable to related party	345	7,937
Accrued liabilities and other liabilities	74,262	105,034
Current portion of deferred revenue	14,279	9,653
Current portion of long-term debt	20,670	19,046
Current portion of long-term debt – related party	7,514	7,096
Current portion of operating lease liabilities	32,110	30,215
Current portion of finance lease liabilities	19,999	21,903
Current portion of finance lease liabilities – related party	—	15,627
Total current liabilities	536,892	520,162
Derivative liabilities	—	2,999
Long-term debt, net	199,295	214,369
Long-term debt, net – related party	192,836	191,217
Operating lease liabilities	55,692	77,936
Finance lease liabilities	215,332	229,755
Finance lease liabilities – related party	—	210,992
TRA liability	76,654	—
Asset retirement obligations	36,043	34,929
Other long-term liabilities	18,951	14,451
Total liabilities	$1,331,695	$1,496,810
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized and 26,254,167 shares issued and outstanding as of September 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	26	—
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of September 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	82	—
Additional paid-in capital	583,997	—
Equity interest	—	1,135,769
Retained earnings	4,090	—
Related party note receivable	—	(6,759)
Accumulated other comprehensive loss	135	(9,178)
Non-controlling interest	1,192,268	14,376
Non-controlling interest – ENE Onshore	(130,827)	(130,282)
Total equity	1,649,771	1,003,926
Total liabilities and equity	$2,981,466	$2,500,736

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$115,346	$116,578	$323,010	$352,299
Gas sales	687,915	75,563	1,694,853	197,453
Total revenues	803,261	192,141	2,017,863	549,752
Operating expenses
Cost of revenue and vessel operating expenses	50,258	44,785	158,994	132,415
Direct cost of gas sales	658,320	78,536	1,606,695	179,950
Depreciation and amortization	24,648	26,074	72,687	78,320
Selling, general and administrative expenses	18,778	11,518	44,476	34,113
Restructuring, transition and transaction expenses	1,345	5,548	6,680	8,613
Total operating expenses	753,349	166,461	1,889,532	433,411
Operating income	49,912	25,680	128,331	116,341
Other income (expense)
Interest expense	(9,454)	(7,595)	(24,308)	(24,558)
Interest expense – related party	(4,235)	(12,390)	(21,901)	(37,475)
Earnings from equity method investment	625	817	2,135	2,431
Early extinguishment of lease liability on vessel acquisition	—	—	(21,834)	—
Other income (expense), net	657	93	(4,545)	371
Income before income taxes	37,505	6,605	57,878	57,110
Provision for income taxes	(233)	(5,228)	(11,752)	(14,133)
Net income	37,272	1,377	46,126	42,977
Less net income attributable to non-controlling interest	28,571	891	26,924	2,152
Less net loss attributable to non-controlling interest – ENE Onshore	(127)	(1,412)	(545)	(5,348)
Less pre-IPO net income (loss) attributable to EELP	—	1,898	12,950	46,173
Net income attributable to shareholders	$8,828	$—	$6,797	$—

Net income per common share – basic	$0.34	$—	$0.26	$—
Net income per common share – diluted	$0.34	$—	$0.26	$—
Weighted average shares outstanding – basic	26,254,167	—	26,254,167	—
Weighted average shares outstanding – diluted	26,260,861	—	26,260,173	—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$37,272	$1,377	$46,126	$42,977
Other comprehensive income (loss)
Share of other comprehensive income (loss) of equity method investee	(976)	472	2,231	1,805
Change in unrealized gains on cash flow hedges	2,354	642	6,648	2,160
Other comprehensive loss attributable to non-controlling interest	(1,044)	—	(2,386)	—
Pre-IPO other comprehensive loss attributable to EELP	—	(1,114)	(5,458)	(3,965)
Comprehensive income	37,606	1,377	47,161	42,977
Less comprehensive income attributable to non-controlling interest	28,571	891	26,924	2,152
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	(127)	(1,412)	(545)	(5,348)
Less pre-IPO net income attributable to EELP	—	1,898	12,950	46,173
Comprehensive income attributable to shareholders	$9,162	$—	$7,832	$—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

											Non-
								Related	Accumulated		controlling
							Additional	party	other	Non-	interest –
	Class A Common Stock		Class B Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss)	—	—	—	—	13,897	—	—	—	—	(816)	(237)	12,844
Related party note receivable	—	—	—	—	—	—	—	6,600	—	—	—	6,600
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	—	—	5,458
Balance at March 31, 2022	—	—	—	—	1,149,666	—	—	(159)	(3,720)	13,560	(130,519)	1,028,828
Net loss prior to IPO	—	—	—	—	(947)	—	—	—	—	—	—	(947)
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	1,574
Effect of the reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,939)	—	—	—	—	(14,939)
Long-term incentive compensation	—	—	—	—	—	—	270	—	—	—	—	270
Other comprehensive income	—	—	—	—	—	—	—	—	701	1,342	—	2,043
Net income (loss) subsequent to IPO	—	—	—	—	—	(2,031)	—	—	—	(831)	(181)	(3,043)
Balance at June 30, 2022	26,254,167	26	82,021,389	82	—	(2,031)	583,669	(159)	(199)	1,159,888	(130,700)	1,610,576
Net income (loss)	—	—	—	—	—	8,828	—	—	—	28,571	(127)	37,272
Other comprehensive income	—	—	—	—	—	—	—	—	334	1,044	—	1,378
Related party note receivable	—	—	—	—	—	—	—	159	—	—	—	159
Long-term incentive compensation	—	—	—	—	—	—	328	—	—	—	—	328
Class A dividends paid – $0.025 per share	—	—	—	—	—	(656)	—	—	—	—	—	(656)
EELP distributions to Class B interests	—	—	—	—	—	(2,051)	—	—	—	—	—	(2,051)
Establishment of Albania Power Project	—	—	—	—	—	—	—	—	—	2,765	—	2,765
Balance at September 30, 2022	26,254,167	$26	82,021,389	$82	$—	$4,090	$583,997	$—	$135	$1,192,268	$(130,827)	$1,649,771

The accompanying notes are an integral part of these consolidated financial statements.

											Non-
								Related	Accumulated		controlling
							Additional	party	other	Non-	interest –
	Class A Common Stock		Class B Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2021	—	$—	—	$—	$902,099	$—	$—	$—	$(14,961)	$11,341	$(127,318)	$771,161
Net income (loss)	—	—	—	—	39,259	—	—	—	—	759	(1,995)	38,023
Related party note receivable	—	—	—	—	—	—	—	(45,000)	—	—	—	(45,000)
Other comprehensive income	—	—	—	—	—	—	—	—	3,861	—	—	3,861
Balance at March 31, 2021	—	—	—	—	941,358	—	—	(45,000)	(11,100)	12,100	(129,313)	768,045
Net income (loss)	—	—	—	—	5,016	—	—	—	—	502	(1,941)	3,577
Related party note receivable	—	—	—	—	—	—	—	(39,758)	—	—	—	(39,758)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,010)	—	—	(1,010)
Balance at June 30, 2021	—	—	—	—	946,374	—	—	(84,758)	(12,110)	12,602	(131,254)	730,854
Net income (loss)	—	—	—	—	1,898	—	—	—	—	891	(1,412)	1,377
Related party note receivable	—	—	—	—	—	—	—	68,099	—	—	—	68,099
Other comprehensive income	—	—	—	—	—	—	—	—	1,114	—	—	1,114
Contribution	—	—	—	—	73,659	—	—	—	—	—	—	73,659
Distributions	—	—	—	—	(113)	—	—	—	—	—	—	(113)
Balance at September 30, 2021	—	$—	—	$—	$1,021,818	$—	$—	$(16,659)	$(10,996)	$13,493	$(132,666)	$874,990

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities	(In thousands)
Net income	$46,126	$42,977
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	72,687	78,320
Amortization of operating lease right-of-use assets	23,376	17,123
ARO accretion expense	1,114	1,067
Amortization of debt issuance costs	1,826	1,096
Deferred income taxes	(10,584)	—
Share of net earnings in equity method investee	(2,135)	(2,431)
Distributions from equity method investee	4,950	—
Long-term incentive compensation expense	598	—
Early extinguishment of lease liability on vessel acquisition	21,834	—
Non-cash restructuring expense	1,574	—
(Gain)/loss on non-cash items	158	—
Changes in operating assets and liabilities:
Accounts receivable	(56,155)	(10,255)
Inventories	(139,849)	15,528
Other current assets and other assets	(5,003)	(7,256)
Accounts payable and accrued liabilities	25,096	9,202
Derivative liabilities	3,649	322
Current portion of deferred revenue	4,626	(61)
Net investments in sales-type leases	8,935	7,477
Operating lease assets and liabilities	(22,286)	(16,316)
Other long-term liabilities	3,687	(6,217)
Net cash provided by (used in) operating activities	$(15,776)	$130,576

Cash flows from investing activities
Purchases of property and equipment	(63,874)	(30,837)
Net cash used in investing activities	$(63,874)	$(30,837)

Cash flows from financing activities
Proceeds from issuance of common stock, net	412,183	—
Proceeds from long-term debt – related party	652,800	39,500
Repayments of long-term debt – related party	(651,393)	(5,298)
Repayments of long-term debt	(14,326)	(21,118)
Proceeds from revolving credit facility	140,000	—
Repayments of revolving credit facility	(140,000)	—
Payment of debt issuance costs	(5,951)	—
Related party note receivables	—	(88,500)
Collections of related party note receivables	6,600	—
Settlement of finance lease liability – related party	(25,000)	—
Principal payments under finance lease liabilities	(16,326)	(26,993)
Principal payments under finance lease liabilities – related party	(2,912)	(11,611)
Dividends paid	(656)	—
Contribution	2,765	—
Distributions	(2,051)	(113)
Net cash provided by (used in) financing activities	$355,733	$(114,133)
Net increase (decrease) in cash, cash equivalents and restricted cash	276,083	(14,394)

Cash, cash equivalents and restricted cash
Beginning of period	$90,964	$109,539
End of period	$367,047	$95,145

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

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO and as of September 30, 2022, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

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

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of EELP in the Prospectus. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2022.

Tax Receivable Agreement

In connection with the IPO Transaction, the Company entered into a tax receivable agreement (“TRA”) for the benefit of Excelerate Energy Holdings, LLC (“EE Holdings”) and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) pursuant to which the Company will pay 85% of the net cash tax savings, if any, that Excelerate is deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels) that existed as of the time of the IPO

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA.

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

Subsequent changes to the TRA liability will be recognized in our consolidated statements of income.

Long-term Incentive Compensation

The Company issues stock-based awards to employees and directors in the form of stock options or restricted stock units (“RSUs”). The grant date fair value is estimated using the Black-Scholes option pricing model, which requires management to make assumptions regarding the fair value of Excelerate’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields. For time-vesting awards, long-term incentive compensation expense is recognized over the vesting period, using the straight-line method. The reversal of any expense due to forfeitures is accounted for as they occur.

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

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost, including trade receivables, be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on relevant information about the credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASU 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022	December 31, 2021
Financial assets
Derivative financial instruments	Level 2	$2,414	$—
Financial liabilities
Derivative financial instruments	Level 2	$—	$(4,400)

As of September 30, 2022 and December 31, 2021, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of September 30, 2022 or December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from Bloomberg. Specifically, the fair values of the interest rate swaps were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three and nine months ended September 30, 2022 and 2021.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record an impairment on the equity investments or long-lived assets during the three and nine months ended September 30, 2022 and 2021.

4.
Accounts receivable, net

As of September 30, 2022 and December 31, 2021, accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade receivables	$317,356	$245,000
Accrued revenue	9,497	16,414
Allowance for doubtful accounts	(593)	(879)
Accounts receivable, net	$326,260	$260,535

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at September 30, 2022 (in thousands):

September 30, 2022
Interest rate swap(1)	$66,061

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Interest rate swaps – cash flow hedges
Current assets	$406	$—
Non-current assets	2,008	—
Current liabilities	—	(1,401)
Non-current liabilities	—	(2,999)
Net derivative assets (liabilities)	$2,414	$(4,400)

The current and non-current portions of derivative assets are included within other current assets and other assets, respectively, on the consolidated balance sheets. The current portion of derivative liabilities is included within the accrued liabilities and other liabilities on the consolidated balance sheets.

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary which includes the following designations:

•
In 2018, the Company entered into two long-term interest rate swap agreements with a major financial institution. The swaps, which became effective in October 2018 and expire in April 2030, are used to hedge approximately 70% of the variability in interest payments/interest risk on the 2017 Bank Loans (as defined herein).

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		For the three months ended September 30,		For the nine months ended September 30,
		2022	2021	2022	2021
Interest rate swaps		$1,917	$2,837	$5,681	$902

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		For the three months ended September 30,		For the nine months ended September 30,
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$(437)	$2,195	$(967)	$(1,258)

The amount of gain (loss) recognized in other comprehensive income as of September 30, 2022 and expected to be reclassified within the next 12 months is $0.4 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Inventories

As of September 30, 2022 and December 31, 2021, inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
LNG	$241,405	$101,594
Bunker fuel	3,464	3,426
Inventories	$244,869	$105,020

7.
Other current assets

As of September 30, 2022 and December 31, 2021, other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$10,803	$10,259
Prepaid expenses – related party	2,120	5,917
Tax receivables	6,610	9,186
Other receivables	966	832
Other current assets	$20,499	$26,194

8.
Property and equipment

As of September 30, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Vessels	$1,806,704	$1,705,719
Vessel related equipment	400,279	391,985
Buoy and pipeline	12,383	11,553
Finance lease right-of-use assets	40,007	219,435
Other equipment	16,556	16,068
Assets in progress	33,388	21,023
Less accumulated depreciation	(891,747)	(932,614)
Property and equipment, net	$1,417,570	$1,433,169

Depreciation expense for the three months ended September 30, 2022 and 2021 was $23.9 million and $25.8 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $70.6 million and $77.2 million, respectively.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9.
Accrued liabilities

As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued vessel and cargo expenses	$20,128	$48,053
Payroll and related liabilities	11,258	9,262
Accrued interest	3,185	917
Current portion of derivative liability	—	1,401
Off-market capacity liability – ENE Onshore	1,155	11,072
Accrued turnover taxes	27,628	25,016
Other accrued liabilities	10,908	9,313
Accrued liabilities	$74,262	$105,034

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Experience Vessel Financing	$139,212	$148,500
2017 Bank Loans	86,532	91,570
EE Revolver	—	—
Total debt	225,744	240,070
Less unamortized debt issuance costs	(5,779)	(6,655)
Total debt, net	219,965	233,415
Less current portion, net	(20,670)	(19,046)
Total long-term debt, net	$199,295	$214,369

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company makes quarterly principal payments of $3.1 million toward the $247.5 million in principal provided for the Experience vessel and interest payments at the 3-month LIBOR plus 3.25% (7.0% at September 30, 2022). In December 2021, we entered into an agreement to extend the original loan from December 2026 to December 2033, reduce the interest margin to 3.25% from 4.2%, and reduce the quarterly principal payments to $3.1 million from $5.0 million.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the 6-month LIBOR plus 2.42% (6.7% at September 30, 2022) through the loan maturity date of October 15, 2029.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the 3-month LIBOR plus 4.50% (8.3% at September 30, 2022) through the loan maturity date of October 15, 2029.

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

As of September 30, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, $253 million of the $310 million of undrawn capacity was available for additional borrowings as of September 30, 2022.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Exquisite Vessel Financing	$190,450	$196,213
KFMC Note	—	—
KFMC-ENE Onshore Note	9,900	2,100
Total related party debt	200,350	198,313
Less current portion	(7,514)	(7,096)
Total long-term related party debt	$192,836	$191,217

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

KFMC-ENE Onshore Note

In November 2021, KFMC and Excelerate New England Onshore, LLC (“ENE Onshore”) entered into a note (the “KFMC-ENE Onshore Note”) with a maximum commitment of $25 million at an interest rate of one-month LIBOR plus 1.5% (4.6% at September 30, 2022), which matures in December 2023.

12.
Equity

Amended and Restated Limited Partnership Agreement

Prior to the IPO, EE Holdings was the limited partner of EELP, with a 99% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, the EELP Limited Partnership Agreement permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash. Also in connection with the IPO, Excelerate became the general partner of EELP.

Excelerate Energy, LLC (“EELLC”) was the general partner of EELP prior to the IPO, with a 1% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EELLC distributed to EE Holdings all of its interest in EELP. EE Holdings then contributed to EELP all of its interests in EELLC. As anticipated, EELLC was dissolved in October 2022.

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

As of September 30, 2022, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

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

EELP Distribution Rights

The Company, as the general partner of EELP, has the right to determine when distributions will be made to holders of interests and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Class A interests and Class B interests on a pro rata basis in accordance with the number of interests held by such holder.

Dividends and Distributions Paid

On August 5, 2022, the Company announced that our Board of Directors declared an inaugural cash dividend with respect to the quarter ended June 30, 2022, of $0.025 per share of Class A Common Stock. The dividend was paid on September 7, 2022, to Class A Common Stockholders of record as of the close of business on August 19, 2022. EELP made a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project and has received $2.8 million in cash contributions from the minority owner during the nine months ended September 30, 2022. The Albania Power Project is fully consolidated in our financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

13.
Earnings per share

The following table presents the computation of earnings per share for the three months ended September 30, 2022 and the period from April 13, 2022 through September 30, 2022 (in thousands except share and per share amounts):

	For the three months ended September 30, 2022	For the period from April 13 – September 30, 2022
Net income	$37,272	$33,176
Less net income attributable to non-controlling interest	28,571	26,924
Less net loss attributable to non-controlling interest – ENE Onshore	(127)	(545)
Net income attributable to shareholders – basic and diluted	$8,828	$6,797

Weighted average shares outstanding – basic	26,254,167	26,254,167
Dilutive effect of unvested restricted common stock	6,694	6,006
Issued upon assumed exercise of outstanding stock options	—	—
Class B Common Stock converted to Class A Common Stock	—	—
Weighted average shares outstanding – diluted	26,260,861	26,260,173

Earnings per share
Basic	$0.34	$0.26
Diluted	$0.34	$0.26

The following table presents the common stock shares equivalents excluded from the calculation of diluted earnings per share for the three months ended September 30, 2022 and the period from April 13, 2022 through September 30, 2022, as they would have had an antidilutive effect:

	For the three months ended September 30, 2022	For the period from April 13 – September 30, 2022
Stock options	—	168,076
Class B Common Stock	82,021,389	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of September 30, 2022, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases due to their terms representing the majority of the economic lives of the assets.

In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. For more information regarding the purchase of the vessels, see Note 8 – Property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
External leases:
Finance lease liabilities	$235,331	$251,658
Less current portion of finance lease liabilities	(19,999)	(21,903)
Finance lease liabilities, long-term	$215,332	$229,755

Related party leases:
Finance lease liabilities	$—	$226,619
Less current portion of finance lease liabilities	—	(15,627)
Finance lease liabilities, long-term	$—	$210,992

Operating leases

As of September 30, 2022, the Company was a lessee in a bareboat charter contract and a terminal use lease, accounted for as operating leases. Pursuant to a bareboat charter, the vessel owner provides the use of the vessel to the Company in exchange for a fixed charter hire rate. However, the Company is responsible for the operation and maintenance of the vessel with its own crew, fuel costs, and other related expenses. As such, the bareboat charter includes a lease component only for the lessee to control the use of the vessel and does not contain non-lease components.

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at September 30, 2022 is as follows (in thousands):

Year	Operating	Finance
2022	$9,045	$9,269
2023	36,416	33,235
2024	28,902	33,248
2025	18,175	33,235
2026	943	33,235
Thereafter	2,250	174,355
Total lease payments	$95,731	$316,577
Less: imputed interest	(7,929)	(81,246)
Carrying value of lease liabilities	87,802	235,331
Less: current portion	(32,110)	(19,999)
Carrying value of long-term lease liabilities	$55,692	$215,332

As of September 30, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.8 years and 10.3 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively. As of December 31, 2021, the Company’s weighted average remaining lease term for operating and finance leases was 3.4 years and 12.1 years, respectively, with a weighted average discount rate of 5.8% and 9.8%, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company's total lease costs for the three and nine months ended September 30, 2022 and 2021 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Amortization of finance lease right-of-use assets – related party	$—	$1,226	$1,226	$3,679
Amortization of finance lease right-of-use assets – external	652	3,336	1,957	10,008
Interest on finance lease liabilities – related party	—	7,220	7,006	21,965
Interest on finance lease liabilities – external	3,751	4,240	11,506	13,131
Operating lease expense	9,310	7,839	28,177	22,095
Short-term lease expense	386	614	992	911
Total lease costs	$14,099	$24,475	$50,864	$71,789

Other information related to leases for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating cash flows for finance leases	$3,751	$4,240	$11,506	$13,131
Operating cash flows for finance leases – related party	—	7,220	7,006	21,965
Financing cash flow for finance leases	5,521	9,158	16,326	26,993
Financing cash flow for finance leases – related party	—	3,948	2,912	11,611
Operating cash flows for operating leases	8,932	6,825	27,007	20,918
Right-of-use assets obtained in exchange for new operating lease liabilities	935	520	2,091	520

15.
Revenue

The following table presents the Company’s revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue from leases	$84,857	$86,446	$240,814	$266,913
Revenue from contracts with customers
Time charter, regasification and other services	30,489	30,132	82,196	85,386
Gas sales	687,915	75,563	1,694,853	197,453
Total revenue	$803,261	$192,141	$2,017,863	$549,752

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three and nine months ended September 30, 2022 and 2021 consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating lease income	$65,919	$66,994	$184,220	$208,860
Sales-type lease income	18,938	19,452	56,594	58,053
Total revenue from leases	$84,857	$86,446	$240,814	$266,913

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and nine months ended September 30, 2022, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.9 million and $56.6 million, respectively, compared to $19.5 million and $58.1 million for the three and nine months ended September 30, 2021, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of September 30, 2022, the Company is the lessor to long-term time charter agreements with customers on six of its vessels. The following represents the amount of property and equipment that is leased to customers as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Property and equipment	$1,854,028	$1,899,892
Accumulated depreciation	(688,693)	(766,642)
Property and equipment, net	$1,165,335	$1,133,250

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of September 30, 2022, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2022	$22,084	$44,749
2023	80,449	167,190
2024	84,214	132,753
2025	87,612	121,510
2026	87,612	93,327
Thereafter	579,486	475,428
Total undiscounted	$941,457	$1,034,957
Less: imputed interest	(525,260)
Net investment in sales-type leases	416,197
Less: current portion	(12,759)
Non-current net investment in sales-type leases	$403,438

Revenue from contracts with customers

The following table shows disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the three months ended September 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$18,935	$10,593	$—	$29,528
UAE	16,763	5,144	—	21,907
Pakistan	11,123	2,877	—	14,000
Argentina	15,234	7,062	—	22,296
Brazil	13,194	1,991	687,915	703,100
Israel	9,608	1,647	—	11,255
United States	—	1,146	—	1,146
Other	—	29	—	29
Total revenue	$84,857	$30,489	$687,915	$803,261

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$19,850	$9,520	$75,563	$104,933
UAE	16,392	5,252	—	21,644
Pakistan	11,108	2,618	—	13,726
Argentina	15,358	5,181	—	20,539
Brazil	12,400	1,703	—	14,103
Israel	9,598	1,637	—	11,235
United States	—	1,210	—	1,210
Other	1,740	3,011	—	4,751
Total revenue	$86,446	$30,132	$75,563	$192,141

	For the nine months ended September 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$56,349	$29,321	$—	$85,670
UAE	45,754	13,406	—	59,160
Pakistan	33,008	8,214	—	41,222
Argentina	38,000	17,084	—	55,084
Brazil	39,152	5,525	1,620,754	1,665,431
Israel	28,551	4,760	—	33,311
United States	—	3,504	74,099	77,603
Other	—	382	—	382
Total revenue	$240,814	$82,196	$1,694,853	$2,017,863

	For the nine months ended September 30, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Bangladesh	$58,452	$27,337	$158,503	$244,292
UAE	48,683	12,590	—	61,273
Pakistan	33,008	7,753	—	40,761
Argentina	37,619	13,530	—	51,149
Brazil	36,795	5,092	—	41,887
Israel	28,482	4,857	—	33,339
United States	9,100	6,939	—	16,039
China	—	—	38,950	38,950
Other	14,774	7,288	—	22,062
Total revenue	$266,913	$85,386	$197,453	$549,752

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regas and other services varies and occurs according to the contract. As of September 30, 2022, and December 31, 2021, receivables from contracts with customers associated with revenue from services was $308.2 million and $232.5 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at September 30, 2022 and December 31, 2021, was $9.5 million and $12.8 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no impairment losses for trade receivables for lease or time charter services or contract assets for the nine months ended September 30, 2022 and 2021.

Contract liabilities from advance payments in excess of revenue recognized from services as of September 30, 2022 and December 31, 2021 were $1.6 million and $1.5 million, respectively. The performance obligations are expected to be satisfied during

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the next 12 months, and the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

The following table reflects the changes in our long-term contract liabilities to customers as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenues, beginning of period	$14,451	$9,569
Cash received but not yet recognized	3,819	4,882
Deferred revenues, end of period	$18,270	$14,451

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in the contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $401.1 million as of September 30, 2022. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2022	$11,977
2023	43,558
2024	44,845
2025	44,071
2026	44,071
Thereafter	212,595
$401,117

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

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into “Selling, general and administrative expense” and “Cost of revenue and vessel operating expenses” on the Consolidated Statements of Income on a straight-line basis. Stock options were granted to certain employees of Excelerate and vest over five years and expire ten years from the date of grant. The Company also issued restricted stock units to directors that vest ratably over either one or three years.

For the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $0.6 million, respectively, in long-term incentive compensation expense for both its stock options and restricted stock unit awards.

Stock options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected dividend payout as a portion of total share value. Expected volatility

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

is based on the median of the historical volatility of fifteen of the Company’s peers over the expected life of the granted options. The Company uses estimates of forfeitures to estimate the expected term of the options granted.

2022
Risk-free interest rate	2.7%
Expected dividend yield	0.4%
Expected volatility	58.5%
Expected term	6.5 years

The following table summarizes stock option activity for the nine months ended September 30, 2022 and provides information for outstanding and exercisable options as of September 30, 2022:

	Number of Options	Weighted Average Exercise Price
		(per share)
Outstanding at January 1, 2022	—	$—
Granted	338,935	24.00
Exercised	—	—
Forfeited or expired	15,912	24.00
Outstanding at September 30, 2022	323,023	$24.00
Exercisable at September 30, 2022	—	$—

As of September 30, 2022, the Company had $4.0 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 4.5 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022 and provides information for unvested shares as of September 30, 2022:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2022	—	$—
Granted	31,630	22.81
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	31,630	$22.81

As of September 30, 2022 the Company had $0.5 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.8 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended September 30, 2022 and 2021 was $0.2 million and $5.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2022 and 2021 was $11.8 million and $14.1 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income and Brazilian foreign exchange tax impacts of $(6.3) million and $(6.8) million for the three and nine months ended September 30, 2022, respectively. This decrease was partially offset by an increase in U.S. income tax incurred at the corporate level since beginning in April 2022 of $0.1 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.

The effective tax rate for the three months ended September 30, 2022 and 2021 was 0.6% and 79.2%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 20.3% and 24.7%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Brazilian foreign exchange tax impacts decreased our effective tax rate by (16.7)% and (11.8)% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit which increased our effective tax rate by 5.6% for the nine months ended September 30, 2022. Additionally, our effective tax rate was impacted by 0.3% and 2.8% for the three and nine months ended

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022, respectively, due to additional tax recorded since being subject to U.S. income taxes at the corporate level beginning in April 2022.

Excelerate is a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which will not have an impact on the Company. In addition, beginning after December 31, 2022, there will be a 1% excise tax on certain share repurchases, which is not expected to have a material impact on the Company’s Consolidated Financial Statements. There are other parts of this new law that the Company is evaluating, but none are expected to have a material impact on the Company’s Consolidated Financial Statements.

18.
Related party transactions

The Company had two debt instruments with related parties as of September 30, 2022. For details on these debt instruments, see Note 11 – Long-term debt – related party. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein). For details on this facility, see Note 20 – Commitments and contingencies.

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of September 30, 2022, the Company had no outstanding balance with the Foundation. As of December 31, 2021, the Company had an outstanding balance with the Foundation related to the finance leases of the Foundation Vessels totaling $226.6 million. Interest expense in related party finance leases for the nine months ended September 30, 2022 and 2021 amounted to $7.0 million and $22.0 million, respectively. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Management fees and other expenses with Kaiser	$107	$802	$1,126	$1,231

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Amounts due from related parties	$2,496	$11,140
Amounts due to related parties	$345	$7,937
Prepaid expenses – related party	$2,120	$5,917

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser that had significant activity during the nine months ended September 30, 2022, as described below.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As credit support for LNG cargos, Kaiser obtained letters of credit under the Kaiser Credit Line on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers, in the following approximate aggregate amounts: $329.3 million in 2021, none of which remained outstanding as of September 30, 2022; and $27.3 million in the nine months ended September 30, 2022, none of which remained outstanding as of September 30, 2022. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). The amount available for drawing under the AGT LOC reduces monthly and was approximately $16.5 million as of December 31, 2021. As of September 30, 2022, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”).

Kaiser issued an uncapped construction and operational guarantee dated May 14, 2007 in favor of the Secretary of Transportation, United States of America, as represented by the Maritime Administrator (“MARAD”), in respect of Northeast Gateway Energy Bridge, LP’s obligations related to the design, construction, operations and decommissioning under the deepwater port license issued by MARAD (the “Kaiser – MARAD Guarantee”). In addition, Kaiser obtained a letter of credit in favor of MARAD to cover decommissioning costs in the amount of approximately $15.4 million (the “Kaiser – MARAD LOC”), which Kaiser – MARAD LOC was amended and increased to $16.3 million in December 2021. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations under the Kaiser-MARAD Guarantee and the Kaiser – MARAD LOC, (ii) pay a nominal fee to Kaiser to maintain such Kaiser-MARAD Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the MARAD LOC.

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

19.
Concentration risk

The Company is subject to concentrations of credit risk principally from cash and cash equivalents, restricted cash, derivative financial instruments, and accounts receivable. The Company limits the exposure to credit risk with cash and cash equivalents and restricted cash by placing it with highly rated financial institutions. Additionally, the Company evaluates the counterparty risk of potential customers based on credit evaluations, including analysis of the counterparty’s established credit rating or assessment of the counterparty’s creditworthiness based on an analysis of financial condition when a credit rating is not available, historical experience, and other factors.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Nine months ended
	September 30,
	2022	2021
Customer A	82%	8%
Customer B	3%	40%

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

EELP and certain of its subsidiaries, and other entities under common control of Kaiser, were guarantors to a Kaiser revolving loan facility, a committed line of $600 million (the “Kaiser Credit Line”), prior to Excelerate’s IPO. EELP provided a first lien against one of the Company’s vessels to collateralize this facility. EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. As of December 31, 2021, the Company had issued $142.5 million in letters of credit under the Kaiser Credit Line. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries were released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver. As of September 30, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver.

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

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	September 30, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$34,929	$33,499
Accretion expense	1,114	1,430
Asset retirement obligations, end of period	$36,043	$34,929

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

22.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Supplemental cash flow information:
Cash paid for taxes	$8,915	$5,476	$23,682	$13,689
Cash paid for interest	11,808	20,382	42,991	61,593
Right-of-use assets obtained in exchange for lease obligations	935	520	2,091	520
Increase (decrease) in capital expenditures included in accounts payable	1,371	(6,819)	(8,232)	(7,844)
Vessel acquisition	—	—	188,500	—
KFMC note receivable netted against Lateral note payable to KFMC	—	88,500	—	88,500
ENE Lateral distribution of ENE Onshore note to KFMC as partial settlement of ENE Lateral note to KFMC	—	117,038	—	117,038
Noncash contribution received to settle note payable to KFMC	—	57,159	—	57,159
Noncash contribution received reflected as a note receivable from GBK	—	16,500	—	16,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$345,682	$72,786
Restricted cash – current	3,458	2,495
Restricted cash – non-current	17,907	15,683
Cash, cash equivalents, and restricted cash	$367,047	$90,964

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

23.
Accumulated other comprehensive (income) loss

Changes in components of accumulated other comprehensive (income) loss were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2022	$2,167	$3,702	$3,309	$9,178
Other comprehensive (income) loss	—	(2,958)	(492)	(3,450)
Reclassification to income	—	(86)	(1,922)	(2,008)
At March 31, 2022	$2,167	$658	$895	$3,720
Other comprehensive (income) loss	—	(806)	(1,325)	(2,131)
Reclassification to income	—	(444)	532	88
Reclassification to NCI	(1,643)	322	(157)	(1,478)
At June 30, 2022	$524	$(270)	$(55)	$199
Other comprehensive (income) loss	—	(1,917)	2,601	684
Reclassification to income	—	(437)	(1,625)	(2,062)
Reclassification to NCI	—	1,784	(740)	1,044
At September 30, 2022	$524	$(840)	$181	$(135)

At January 1, 2021	$2,167	$7,027	$5,767	$14,961
Other comprehensive (income) loss	—	(1,865)	(2,628)	(4,493)
Reclassification to income	—	(174)	804	630
At March 31, 2021	$2,167	$4,988	$3,943	$11,098
Other comprehensive (income) loss	—	3,800	(369)	3,431
Reclassification to income	—	(3,279)	860	(2,419)
At June 30, 2021	$2,167	$5,509	$4,434	$12,110
Other comprehensive (income) loss	—	(2,837)	(1,239)	(4,076)
Reclassification to income	—	2,195	767	2,962
At September 30, 2021	$2,167	$4,867	$3,962	$10,996

24.
Subsequent events

Newbuild FSRU

Effective October 4, 2022, Excelerate Vessel Company Limited Partnership, a Marshall Islands limited liability company (“EE Vessel Co.”), a subsidiary of EELP, entered into a Shipbuilding Contract (the “Newbuild Agreement”) with Hyundai Heavy Industries Co., Ltd., a company organized and existing under the laws of the Republic of Korea (the “Builder”). The Newbuild Agreement provides for the Builder to construct one new 170,000 CBM LNG Floating Storage Regasification Unit (the “Newbuild FSRU”) for a cost subject to adjustment and currently expected to be approximately $330 million. Payment is due in five installments with the final installment due concurrently with the delivery of the vessel. The Builder is obligated to provide a refund guarantee to EE Vessel Co. to secure the refund of the purchase price installments prior to the delivery of the Newbuild FSRU, if EE Vessel Co. becomes entitled to the same as a result of Builder default or other defined circumstances.

The Builder is expected to deliver the Newbuild FSRU in 2026. The risk of loss or damage to the Newbuild FSRU remains with the Builder until the Newbuild FSRU is delivered and accepted by EE Vessel Co. The Newbuild Agreement provides for customary warranties of the Builder related to the Newbuild FSRU’s design, construction, materials, and workmanship, and provisions addressing potential delay in delivery of the Newbuild FSRU and remedies in the event of default by either party. Together with the Agreement, EELP has provided a guaranty of EE Vessel Co.’s performance of its obligations under the Agreement.

ENE Onshore Merger

On October 17, 2022, EE Holdings, the indirect sole member of ENE Onshore, and EELP, the sole member of ENE Lateral, entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “Merger”), effective October 31, 2022. ENE Lateral was the surviving entity while ENE Onshore ceased to exist as a separate entity. Prior to the Merger,

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Excelerate consolidated ENE Onshore as a variable interest entity as Excelerate was determined to be the primary beneficiary of ENE Onshore. After the Merger, Excelerate will cease to have a non-controlling interest related to ENE Onshore.

In connection with the merger, certain related party transactions were terminated:

1) The Kaiser AGT Indemnity Agreement, under which Excelerate had agreed to pay $1.2 million in annual fees to Kaiser for his guarantee of certain obligations of ENE Lateral and ENE Onshore, was terminated, effective as of October 20, 2022.

2) The AGT Guarantee was terminated, effective as of October 20, 2022. At the same time, EELP issued a new guarantee in respect of all payment obligations owed by ENE Lateral to AGT.

3) The Northeast Gateway Onshore Matters Agreement, pursuant to which EE Holdings and ENE Onshore agreed to indemnify EELP in respect of liabilities arising from all ENE Onshore activities at Northeast Gateway, was terminated, effective as of October 31, 2022.

4) The Capacity Release Payment Agreement, pursuant to which ENE Lateral had agreed to pay ENE Onshore for sales of capacity on AGT’s mainline facility that were received by ENE Lateral, was terminated on October 31, 2022, by virtue of the Merger.

In connection with the Merger, ENE Onshore entered into a Contribution and Note Termination Agreement, pursuant to which ENE Onshore received an equity contribution sufficient to allow it to remit payment to (a) KFMC of the then-outstanding KFMC-ENE Onshore Note and (b) AGT of amounts owed for October 2022 net capacity payments. Subsequently, the KFMC-ENE Onshore Note was terminated. After the contribution, on October 31, 2022, ENE Onshore had no material net assets or liabilities.

Dividend Declaration

On November 8, 2022, the Company announced that our Board of Directors declared a cash dividend, with respect to the quarter ended September 30, 2022, of $0.025 per share of Class A Common Stock. The dividend is payable on December 14, 2022, to Class A Common Stockholders of record as of the close of business on November 22, 2022. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

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

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in eight countries and operations in the United States, Brazil, Argentina, Israel, United Arab Emirates, Pakistan and Bangladesh. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil (the “Bahia Terminal”) from Petróleo Brasileiro S.A. (“Petrobras”) and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Europe and Bangladesh. In each of these countries, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three months ended September 30, 2022, we generated revenues of $803.3 million, net income of $37.3 million and Adjusted EBITDAR of $86.4 million. For the three months ended September 30, 2021, we generated revenues of $192.1 million, net income of $1.4 million and Adjusted EBITDAR of $65.3 million. For more information regarding our non-GAAP measure Adjusted EBITDAR and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in growing global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of September 30, 2022, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,400 ship-to-ship transfers of LNG with over 40 LNG operators since we began operations and have safely delivered more than 5,900 billion cubic feet of natural gas through 15 LNG regasification terminals. For the three months ended September 30, 2022 and 2021, we generated revenues of $115.3 million and $116.6 million, respectively, from our FSRU and terminal services businesses, representing approximately 14% and 61% of our total revenues for each of those periods.

We also procure LNG from major producers and sell regasified natural gas through our flexible LNG terminals. For the three months ended September 30, 2022 and 2021, we generated revenues of $687.9 million and $75.6 million, respectively, from LNG and natural gas sales, representing approximately 86% and 39% of our total revenues for each of those periods. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products, including LNG-to-power projects. We are currently developing integrated LNG projects in Albania and Bangladesh. We are also evaluating and pursuing additional early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

According to Shell’s 2022 LNG Outlook, global LNG demand is estimated to increase from 380 metric tons (“MT”) in 2021 to about 700 MT in 2040. Increased aspirations for carbon neutrality and energy transitions away from coal may cause countries to rely more on lower carbon fuels such as LNG. We believe future LNG demand will be driven by increased European consumption and southeast Asian power demand growth, underpinned by economic development and urbanization increasing demand for electricity. On the supply side, we believe there is a robust pipeline of projects with the appropriate offtake commitments that can meet this new demand. Limitations on energy import infrastructure make LNG adoption difficult, but as a pioneer in flexible LNG solutions, we believe that we are well positioned to address these limitations and support society’s transition to a lower-carbon energy future. Given the appetite for cleaner energy, we expect these industry trends to continue, and we plan to capitalize on this growing global demand and create new markets for natural gas by providing a fully integrated LNG delivery model.

Across the world, a combination of extreme weather events, the invasion of Ukraine by Russia and a slower than anticipated build-up of renewables has, in the short term, increased the cost of energy and the risk of energy supply disruptions. Uncertainty around Russian pipeline natural gas deliveries resulted in greater competition for global LNG supply, which affected markets around the world. Emerging markets in particular have been affected by deteriorating economic conditions and an inability to afford spot LNG cargoes to supplement near-term natural gas supplies. In Bangladesh for example, the country has reduced its purchases of LNG imports on the spot market as it looks to limit the effects of high spot prices on its economy. However, natural gas remains critical to the country’s future economic growth and the country is advancing plans to sign new long-term LNG sale and purchase agreements to guarantee more affordable and predictable LNG pricing.

For many countries, near-term energy decision making is being driven by the need to balance between aspirations for a transition to renewable energy with the pursuit of energy security. Because a return to a pre-Russian conflict era natural gas supply seems unlikely, we believe flexible LNG infrastructure and FSRUs will play an essential role in providing energy security and serving as a complementary backstop to balance the intermittency of renewable energy. In October 2022, Excelerate signed a binding five-year charter contract with the Government of the Federal Republic of Germany for the FSRU Excelsior to provide regasification services at one of Germany’s planned LNG import terminals that is being developed.

Europe and the world are bracing for tight natural gas market conditions this coming winter and into next year. China has requested its state-owned companies no longer re-sell their LNG cargoes to Europe and Japan and Korea are seeking early 2023 cargoes. The European Union governments have approved legislation to reduce natural gas demand this winter. The legislation includes voluntary reduction of natural gas demand by 15% from August 2022 through March 2023. If the voluntary natural gas demand curtailments yield insufficient savings, mandatory natural gas demand curtailment will be implemented across the European Union. The market is anticipating continued demand destruction due to higher-than-normal LNG pricing, but depending on the severity of winter temperatures, the actions being taken may not be sufficient to moderate prices. This winter is likely to serve as a catalyst for additional action by countries to re-assess how they purchase natural gas, invest in infrastructure, and contract for gas supply, particularly if there is strong competition between Asia and Europe for spot cargoes. This change in market behavior has the potential to create new opportunities for FSRU charters and integrated projects in Europe for Excelerate.

In addition to increased LNG industry activity levels, we expect to benefit from our strategy to expand into new markets and pursue opportunities for downstream gas sales. We are evaluating new commercial opportunities to sell regasified LNG to countries in Europe via our Finland terminal and the planned Vlora LNG terminal in Albania. In Bangladesh, we are in discussions to sell 1.5 million tonnes of LNG annually to the country and in Brazil, we are continuing to sell regasified LNG to customers downstream of the Bahia Terminal.

Recent Business Updates:

•
In October 2022, Excelerate signed a binding five-year charter contract with the Government of the Federal Republic of Germany for the FSRU Excelsior to provide regasification services at one of Germany’s planned LNG import terminal that is being developed at the Port of Wilhelmshaven by Tree Energy Solutions, E.ON SE and ENGIE SA.
•
In October 2022, Excelerate signed a binding Shipbuilding Contract (the “Newbuild Agreement”) with Hyundai Heavy Industries (“HHI”) for a new FSRU to be delivered in 2026. The state-of-the-art FSRU will be equipped with HHI’s proprietary LNG regasification system, dual fuel engines, selective catalytic reduction system, best-in-class boil-off gas management, and other innovative technologies that will drive improved performance and efficiency while lowering emissions. With this newbuild order, Excelerate will have 11 FSRUs in operation or under construction.
•
In September 2022, after completing its charter at the Bahia Blanca GasPort, the Exemplar made the voyage to the port of Navantia in Spain for winterization upgrades in preparation for its deployment to Finland. Excelerate and Gasgrid Finland Oy (“Gasgrid Finland”) previously announced an executed 10-year, time charter party agreement for Excelerate to provide LNG regasification services. The vessel’s charter hire commenced on October 1, 2022.
•
In July 2022, we announced the signing of a Memorandum of Understanding (MOU) with Bulgaria’s Overgas, relating to the potential sale of regasified LNG from Excelerate’s planned Vlora LNG terminal in Albania. Under this MOU, Excelerate will enter into negotiations with Overgas for the purchase of up to 1.0 billion cubic meters of regasified LNG annually for 10 years.
•
In May 2022, the Payra LNG project was approved in principle by Bangladesh Oil, Gas & Mineral Corporation and Bangladesh’s Energy and Mineral Resources Division, a significant milestone in the approval process. Excelerate has commenced negotiations of the integrated deal, which includes an LNG supply agreement. The Payra LNG project is expected to represent Excelerate’s largest deployment of capital to date and has the potential to increase significantly the scale of the Company’s global operations.
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

Components of Our Results of Operations

Revenue

We generate revenue through the provision of regasification services using our fleet of FSRUs and LNG terminal assets, as well as physical sales of LNG and natural gas, that are made primarily in connection with our regasification and terminal projects. We provide regasification services through time charters and operation service contracts primarily related to our long-term charter contracts. Most of our time charter revenues are from long-term contracts that function similarly to take-or-pay arrangements in that we are paid if our assets and teams are available and ready to provide services to our customers regardless of whether our customers utilize the services. A portion of our revenue attributable to our charters for the use of our vessels is accounted for as lease revenue, and the revenues attributable to the services provided under those charters are accounted for as non-lease revenue. We generally charge fixed fees for the use of and services provided with our vessels and terminal capacity plus additional amounts for certain variable costs.

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

Provision for income taxes

Excelerate is a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. Accordingly, our provision for income taxes includes U.S. taxes incurred at the Excelerate corporate level beginning in April 2022. In addition, EELP has international operations that are subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. These taxes are also included in our provision for income taxes.

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock as well as earnings allocable to the third-party equity ownership interests in our subsidiary, Excelerate Energy Bangladesh, LLC.

Net income (loss) attributable to non-controlling interest – ENE Onshore

Net income (loss) attributable to non-controlling interest – ENE Onshore includes the earnings allocable to the equity ownership interests in Excelerate New England Onshore, LLC (“ENE Onshore”). We consolidate ENE Onshore as we determined that although we have no ownership interest, we are the primary beneficiary.

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

Also, included in the transactions is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”). The acquisition of Excelsior, LLC was accounted for as an acquisition of property and equipment at the completion of the transaction. The Foundation Vessels have historically been accounted for as finance leases in our historical financial statements. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence vessel will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

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

Impact of Covid-19

In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (“Covid-19”) a global pandemic. The Covid-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While most of these measures have been relaxed around the world, future prevention and mitigation measures reinstituted in the event of repeat waves of the virus and any variants could have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the timing of demand, or users’ ability to pay, for our products and services.

In response to the Covid-19 pandemic, we took several precautions that may adversely impact employee productivity, such as requiring many office employees to work remotely, imposing travel restrictions, and temporarily closing office locations. In addition, we instituted additional procedures and precautions related to our crews on our FSRU vessels. We incurred incremental costs during the nine months ended September 30, 2022 and 2021, of approximately $2.2 million and $4.1 million, respectively, related to these precautionary measures.

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

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, long-term incentive compensation expense and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance. In the second quarter of 2022, we revised the definition of Adjusted EBITDA to adjust for the impact of long-term incentive compensation expense, which we did not have prior to becoming a public company, and the early extinguishment of lease liability related to the acquisition of the Excellence vessel, as management believes such items do not directly reflect our ongoing operating performance.

Adjusted EBITDAR is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a valuation measure commonly used by financial statement users to more effectively compare the results of our operations from period to period and against other companies without regard to our financing methods or capital structure. We define Adjusted EBITDAR as Adjusted EBITDA adjusted to eliminate the effects of rental expenses for vessels and other infrastructure, which are normal, recurring cash operating expenses necessary to operate our business.

We adjust net income for the items listed above to arrive at Adjusted EBITDA and Adjusted EBITDAR because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA and Adjusted EBITDAR should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. These measures have limitations as certain excluded items are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA and Adjusted EBITDAR. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes rental expenses for vessels and other infrastructure, which is a normal, recurring cash operating expense that is necessary to operate our business. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations that affect its use as an indicator of our profitability and valuation, and you are cautioned not to place undue reliance on this information.

Capital Expenditures

We incur capital expenditures as part of our regular business operations. Capital expenditures are costs incurred to expand our business operations, increase efficiency of business operations, extend the life of an existing asset, improve an asset’s capabilities, increase future service of an asset, repair existing assets in order to maintain their service capability, and provide upkeep required for regulatory compliance. Costs related to prospective projects are capitalized once it is determined to be probable that the related assets will be constructed.

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
FSRU and terminal services revenues	$115,346	$116,578	$323,010	$352,299
Gas sales revenues	687,915	75,563	1,694,853	197,453
Cost of revenue and vessel operating expenses	(50,258)	(44,785)	(158,994)	(132,415)
Direct cost of gas sales	(658,320)	(78,536)	(1,606,695)	(179,950)
Depreciation and amortization expense	(24,648)	(26,074)	(72,687)	(78,320)
Gross Margin	$70,035	$42,746	$179,487	$159,067
Depreciation and amortization expense	24,648	26,074	72,687	78,320
Adjusted Gross Margin	$94,683	$68,820	$252,174	$237,387

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$37,272	$1,377	$46,126	$42,977
Interest expense	13,689	19,985	46,209	62,033
Provision for income taxes	233	5,228	11,752	14,133
Depreciation and amortization expense	24,648	26,074	72,687	78,320
Restructuring, transition and transaction expenses	1,345	5,548	6,680	8,613
Long-term incentive compensation expense	328	—	598	—
Early extinguishment of lease liability on vessel acquisition	—	—	21,834	—
Adjusted EBITDA	$77,515	$58,212	$205,886	$206,076
Vessel and infrastructure rent expense	8,920	7,098	27,165	21,293
Adjusted EBITDAR	$86,435	$65,310	$233,051	$227,369

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three months ended September 30,			For the nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$115,346	$116,578	$(1,232)	$323,010	$352,299	$(29,289)
Gas sales	687,915	75,563	612,352	1,694,853	197,453	1,497,400
Total revenues	803,261	192,141	611,120	2,017,863	549,752	1,468,111
Operating expenses
Cost of revenue and vessel operating expenses	50,258	44,785	5,473	158,994	132,415	26,579
Direct cost of gas sales	658,320	78,536	579,784	1,606,695	179,950	1,426,745
Depreciation and amortization	24,648	26,074	(1,426)	72,687	78,320	(5,633)
Selling, general and administrative	18,778	11,518	7,260	44,476	34,113	10,363
Restructuring, transition and transaction	1,345	5,548	(4,203)	6,680	8,613	(1,933)
Total operating expenses	753,349	166,461	586,888	1,889,532	433,411	1,456,121
Operating income	49,912	25,680	24,232	128,331	116,341	11,990
Other income (expense)
Interest expense	(9,454)	(7,595)	(1,859)	(24,308)	(24,558)	250
Interest expense – related party	(4,235)	(12,390)	8,155	(21,901)	(37,475)	15,574
Earnings from equity-method investment	625	817	(192)	2,135	2,431	(296)
Early extinguishment of lease liability on vessel acquisition	—	—	—	(21,834)	—	(21,834)
Other income (loss), net	657	93	564	(4,545)	371	(4,916)
Income before income taxes	37,505	6,605	30,900	57,878	57,110	768
Provision for income taxes	(233)	(5,228)	4,995	(11,752)	(14,133)	2,381
Net income	37,272	1,377	35,895	46,126	42,977	3,149
Less net income attributable to non-controlling interests	28,571	891	27,680	26,924	2,152	24,772
Less net loss attributable to non-controlling interests – ENE Onshore	(127)	(1,412)	1,285	(545)	(5,348)	4,803
Less pre-IPO net income (loss) attributable to EELP	—	1,898	(1,898)	12,950	46,173	(33,223)
Net income attributable to shareholders	$8,828	$—	$8,828	$6,797	$—	$6,797
Additional financial data:
Gross Margin	$70,035	$42,746	$27,289	$179,487	$159,067	$20,420
Adjusted Gross Margin	94,683	68,820	25,863	252,174	237,387	14,787
Adjusted EBITDA	77,515	58,212	19,303	205,886	206,076	(190)
Adjusted EBITDAR	86,435	65,310	21,125	233,051	227,369	5,682
Capital expenditures	21,844	19,764	2,080	63,874	30,837	33,037

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Net income (loss)

Net income (loss) was $37.3 million for the three months ended September 30, 2022, an increase of $35.9 million, as compared to net income of $1.4 million for the three months ended September 30, 2021. Net income was higher primarily due to direct margin earned on gas sales in Brazil during the three months ended September 30, 2022 ($29.6 million), less interest expense – related party incurred in the three months ended September 30, 2022 due to the acquisition of the Foundation Vessels ($8.1 million), a decrease in provision for income taxes ($5.0 million), as discussed below, and lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($4.2 million), partially offset by an increase in general and administrative expenses ($7.3 million), as discussed below, and increases in cost of revenue and vessel operating expenses ($5.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021.

Net income was $46.1 million for the nine months ended September 30, 2022, an increase of $3.1 million, as compared to $43.0 million for the nine months ended September 30, 2021. Net income was higher primarily due to direct margin earned on gas sales in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the nine months ended September 30, 2021 ($17.5 million), less interest expense – related party incurred in the nine months ended September 30, 2022 due to the acquisition of the Foundation Vessels ($15.6 million), less depreciation expense ($5.6 million), as discussed below, a decrease in provision for income taxes ($2.4 million), as discussed below, and lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($1.9 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the nine months ended September 30, 2022 ($27.2 million), the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition ($21.8 million), increases in cost of revenue and vessel operating expenses ($26.6 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, an increase in general and administrative expenses ($10.4 million), as discussed below, and foreign currency exchange losses ($6.2 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $70.0 million for the three months ended September 30, 2022, an increase of $27.3 million, as compared to $42.7 million for the three months ended September 30, 2021. Adjusted Gross Margin was $94.7 million for the three months ended September 30, 2022, an increase of $25.9 million as compared to $68.8 million for the three months ended September 30, 2021. Gross Margin and Adjusted Gross Margin were higher primarily due to increased direct margin earned on gas sales in Brazil during the three months ended September 30, 2022 ($29.6 million), partially offset by increases in cost of revenue and vessel operating expenses ($5.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021.

Gross Margin was $179.5 million for the nine months ended September 30, 2022, an increase of $20.4 million, as compared to $159.1 million for the nine months ended September 30, 2021. Adjusted Gross Margin was $252.2 million for the nine months ended September 30, 2022, an increase of $14.8 million as compared to $237.4 million for the nine months ended September 30, 2021. Gross Margin and Adjusted Gross Margin were higher primarily due to direct margin earned on gas sales in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the nine months ended September 30, 2021 ($17.5 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the nine months ended September 30, 2022 ($27.2 million) and increases in cost of revenue and vessel operating expenses ($26.6 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021. Gross Margin is also higher due to less depreciation expense ($5.6 million), as discussed below.

Adjusted EBITDA and Adjusted EBITDAR

Our Adjusted EBITDA was $77.5 million for the three months ended September 30, 2022, an increase of $19.3 million, as compared to $58.2 million for the three months ended September 30, 2021. Our Adjusted EBITDAR was $86.4 million for the three months ended September 30, 2022, an increase of $21.1 million as compared to $65.3 million for the three months ended September 30, 2021. Adjusted EBITDA and Adjusted EBITDAR were higher primarily due to increased direct margin earned on gas sales in Brazil during the three months ended September 30, 2022 ($29.6 million), partially offset by increases in cost of revenue and vessel operating expenses ($5.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, and an increase in general and administrative expenses ($7.3 million), as discussed below.

Our Adjusted EBITDA was $205.9 million for the nine months ended September 30, 2022, a decrease of $0.2 million, as compared to $206.1 million for the nine months ended September 30, 2021. Our Adjusted EBITDAR was $233.1 million for the nine months ended September 30, 2022, an increase of $5.7 million as compared to $227.4 million for the nine months ended September 30, 2021. Adjusted EBITDA and Adjusted EBITDAR were higher primarily due to direct margin earned on gas sales in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), which exceeded direct margin earned on LNG sales that occurred in Bangladesh and China during the nine months ended September 30, 2021 ($17.5 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the nine months ended September 30, 2022 ($27.2 million), increases in cost of revenue and vessel operating expenses ($26.6 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, an increase in general and administrative expenses ($10.4 million), as discussed below, and foreign currency exchange losses ($6.2 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $115.3 million for the three months ended September 30, 2022, a decrease of $1.3 million, as compared to $116.6 million for the three months ended September 30, 2021. FSRU and terminal services revenues were essentially flat period over period.

FSRU and terminal services revenues were $323.0 million for the nine months ended September 30, 2022, a decrease of $29.3 million, as compared to $352.3 million for the nine months ended September 30, 2021. FSRU and terminal services revenues were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the first quarter of 2022.

Gas sales revenues

Gas sales revenues were $687.9 million for the three months ended September 30, 2022, an increase of $612.3 million, as compared to $75.6 million for the three months ended September 30, 2021. The increase was primarily due to gas sales that occurred in the three months ended September 30, 2022 related to our terminal operations in Brazil, partially offset by LNG that was sold to a customer in Bangladesh during the three months ended September 30, 2021.

Gas sales revenues were $1,694.9 million for the nine months ended September 30, 2022, an increase of $1,497.4 million, as compared to $197.5 million for the nine months ended September 30, 2021. The gas sales that occurred in the nine months ended September 30, 2022 related to our terminal operations in Brazil and New England. The increase was primarily due to gas sales that occurred in the nine months ended September 30, 2022 related to our terminal operations in Brazil and New England, partially offset by LNG that was sold to customers in Bangladesh and China during the nine months ended September 30, 2021.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $50.3 million for the three months ended September 30, 2022, an increase of $5.5 million, as compared to $44.8 million for the three months ended September 30, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to additional cost of operations in Brazil as we began operations in Bahia during the fourth quarter of 2021.

Cost of revenue and vessel operating expenses was $159.0 million for the nine months ended September 30, 2022, an increase of $26.6 million, as compared to $132.4 million for the nine months ended September 30, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to additional cost of operations in Brazil as we began operations in Bahia during the fourth quarter of 2021 and higher maintenance on four of our vessels and at one of our terminal locations.

Direct cost of gas sales

Direct cost of gas sales was $658.3 million for the three months ended September 30, 2022, an increase of $579.8 million, as compared to $78.5 million for the three months ended September 30, 2021. The increase was primarily due to gas sales that occurred in the three months ended September 30, 2022 related to our terminal operations in Brazil, partially offset by costs related to LNG that was sold to a customer in Bangladesh during the three months ended September 30, 2021.

Direct cost of gas sales was $1,606.7 million for the nine months ended September 30, 2022, an increase of $1,426.7 million, as compared to $180.0 million for the nine months ended September 30, 2021. The increase was primarily due to gas sales that occurred in the nine months ended September 30, 2022 related to our terminal operations in Brazil and New England, partially offset by costs related to LNG that was sold to customers in Bangladesh and China during the nine months ended September 30, 2021.

Depreciation and amortization expenses

Depreciation and amortization expenses were $24.6 million for the three months ended September 30, 2022, a decrease of $1.5 million, as compared to $26.1 million for the three months ended September 30, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNG carrier (“LNGC”) from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

Depreciation and amortization expenses were $72.7 million for the nine months ended September 30, 2022, a decrease of $5.6 million, as compared to $78.3 million for the nine months ended September 30, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNGC from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.8 million for the three months ended September 30, 2022, an increase of $7.3 million, as compared to $11.5 million for the three months ended September 30, 2021. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company and additional business development activities.

Selling, general and administrative expenses were $44.5 million for the nine months ended September 30, 2022, an increase of $10.4 million, as compared to $34.1 million for the nine months ended September 30, 2021. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company and additional business development activities.

Restructuring, transition and transaction expenses

Restructuring, transition and transaction expenses were $1.3 million for the three months ended September 30, 2022, a decrease of $4.2 million, as compared to $5.5 million for the three months ended September 30, 2021. The decrease was due to timing of consulting, legal, and audit services utilized as part of and in preparation for the IPO.

Restructuring, transition and transaction expenses were $6.7 million for the nine months ended September 30, 2022, a decrease of $1.9 million, as compared to $8.6 million for the nine months ended September 30, 2021. The decrease was due to timing of consulting, legal, and audit services utilized as part of and in preparation for the IPO.

Interest expense

Interest expense was $9.5 million for the three months ended September 30, 2022, an increase of $1.9 million, as compared to $7.6 million for the three months ended September 30, 2021. Interest expense increased primarily due to higher interest rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense was $24.3 million for the nine months ended September 30, 2022, a decrease of $0.3 million, as compared to $24.6 million for the nine months ended September 30, 2021. Interest expense decreased primarily due to lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $4.2 million for the three months ended September 30, 2022, a decrease of $8.2 million, as compared to $12.4 million for the three months ended September 30, 2021. Interest expense decreased primarily due to the acquisition of the Foundation Vessels.

Interest expense – related party was $21.9 million for the nine months ended September 30, 2022, a decrease of $15.6 million, as compared to $37.5 million for the three months ended September 30, 2021. Interest expense decreased primarily due to the acquisition of the Foundation Vessels.

Early extinguishment of lease liability on vessel acquisition

In the nine months ended September 30, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability.

Other income (expense), net

Other income (expense), net was $0.7 million for the three months ended September 30, 2022, an increase of $0.6 million, as compared to $0.1 million for the three months ended September 30, 2021. The increase was primarily due to higher interest income received on cash balances invested in money market funds, partially offset by foreign currency exchange losses related to our operations in Argentina.

Other income (expense), net was $(4.5) million for the nine months ended September 30, 2022, a decrease of $4.9 million, as compared to $0.4 million for the nine months ended September 30, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil and Argentina, partially offset by higher interest income received on cash balances invested in money market funds.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2022 and 2021 was $0.2 million and $5.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2022 and 2021 was $11.8 million and $14.1 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income and Brazilian foreign exchange tax impacts of $(6.3) million and $(6.8) million for the three and nine months ended September 30, 2022, respectively. This decrease was partially offset by an increase in U.S. income tax incurred at the corporate level since beginning in April 2022 of $0.1 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.

The effective tax rate for the three months ended September 30, 2022 and 2021 was 0.6% and 79.2%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 20.3% and 24.7%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Brazilian foreign exchange tax impacts decreased our effective tax rate by (16.7)% and (11.8)% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit which increased our effective tax rate by 5.6% for the nine months ended September 30, 2022. Additionally, our effective tax rate was impacted by 0.3% and 2.8% for the three and nine months ended September 30, 2022, respectively, due to additional tax recorded since being subject to U.S. income taxes at the corporate level beginning in April 2022.

Excelerate is a corporate entity for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP is treated as a pass-through entity for income tax purposes and has generally not been subject to U.S. federal and most state income taxes. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. As such, the Company’s provision for income tax includes U.S. taxes incurred at the corporate level beginning in April 2022.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, foreign exchange impacts, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interest was $28.6 million for the three months ended September 30, 2022, an increase of $27.7 million, as compared to $0.9 million for the three months ended September 30, 2021. The increase in net income attributable to non-controlling interest was primarily due to the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO.

Net income (loss) attributable to non-controlling interest was $26.9 million for the nine months ended September 30, 2022, an increase of $24.7 million, as compared to $2.2 million for the nine months ended September 30, 2021. The increase in net income attributable to non-controlling interest was primarily due to the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO, partially offset by higher maintenance costs at one of our terminal locations.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.1) million for the three months ended September 30, 2022, a decrease of $1.3 million, as compared to $(1.4) million for the three months ended September 30, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Net loss attributable to non-controlling interest – ENE Onshore was $(0.5) million for the nine months ended September 30, 2022, a decrease of $4.8 million, as compared to $(5.3) million for the nine months ended September 30, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends, as described in “Dividend Policy” in the Prospectus, the first of which was paid on September 7, 2022. For more information regarding our planned dividend payments, see Note 24 – Subsequent events. As of September 30, 2022, we had $345.7 million in unrestricted cash and cash equivalents.

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

During the third quarter of 2021, we signed a lease on an LNG terminal in Bahia, Brazil from Petrobras, and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In addition to Petrobras, we have plans to sell regasified natural gas to other downstream customers in Brazil, Albania and Bangladesh. We are buying additional LNG to import into Brazil and expect to continue to need working capital for LNG inventories. Some of these inventory purchases could potentially exceed cash on hand at certain times. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein), which replaced the KFMC Note, a promissory note with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, upon consummation of the IPO. For more information regarding the EE Revolver, see Note 10 – Long-term debt to the Consolidated Financial Statements. Management believes the EE Revolver will provide sufficient liquidity to execute the purchases under the contract. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Cash Flow Statement Highlights

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):	(In thousands)
Operating activities	$(15,776)	$130,576
Investing activities	(63,874)	(30,837)
Financing activities	355,733	(114,133)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$276,083	$(14,394)

Operating Activities

Cash flows used in operating activities decreased by $146.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to:

•
a $155.4 million increase in inventories, primarily due to LNG purchases related to Brazil natural gas sales activity in the nine months ended September 30, 2022;
•
a $45.9 million increase in accounts receivable, primarily related to Brazil natural gas sales; and
•
partially offset by a $25.0 million increase in net income, before the early extinguishment of lease liability on vessel acquisition in the nine months ended September 30, 2022, as described in “— Consolidated Results of Operations—Net income.”

Investing Activities and Capital Expenditures

Cash flows used in investing activities were composed of capital expenditures made for the purchases of property and equipment, which increased by $33.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in cash used for purchases of property and equipment was primarily due to the purchase of the Foundation Vessels and our power barge project in Albania.

Financing Activities

Cash flows provided by financing activities increased by $469.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to $412.2 million of IPO proceeds, $88.5 million of cash outflows in the nine months ended September 30, 2021 to KFMC from EELP on a promissory note that was terminated in November 2021, a $19.4 million decrease in finance lease payments, and $6.6 million of repayments on the Kaiser Note Receivable during the nine months ended September 30, 2022, partially offset by $25.0 million in cash payments made as part of the early extinguishment of a lease liability related to the IPO transaction, $26.0 million of net payments on our other long-term debt, and $6.0 million of deferred financing costs. For more information regarding the Kaiser Note Receivable, see Note 18 – Related party transactions to the Consolidated Financial Statements.

New Credit Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower (the “Borrower”), Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder have made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enables us to borrow up to $350 million over a three-year term which expires in April 2025 and is expected to be used primarily for letters of credit, working capital, and other general corporate purposes. As of September 30, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, $253 million of the $310 million of undrawn capacity was available for additional borrowings as of September 30, 2022.

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

As of September 30, 2022, the Company was in compliance with the covenants under its debt facilities.

In August 2022, we entered into an amendment (“First Amendment”) to the Credit Agreement with the related lenders. As part of the Company’s time charter and regasification agreement with Gasgrid Finland, Gasgrid Finland has the option to purchase the Exemplar vessel should certain default or force majeure events occur and at the end of the contract. The Credit Agreement was amended to allow for such potential sale of the vessel.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence vessel will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Other Contractual Obligations

Operating Leases

We lease a vessel and offices in various locations under noncancelable operating leases. As of December 31, 2021, we had future minimum lease payments of $120.2 million. As of September 30, 2022, we had future minimum lease payments totaling $95.7 million and are committed to $9.0 million in year one, $65.3 million for years two and three, $19.1 million for years four and five and $2.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2021, we had future minimum lease payments totaling $784.8 million. As of September 30, 2022, we had future minimum lease payments totaling $316.6 million and are committed to $9.3 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five, and $174.3 million thereafter.

Newbuild Agreement Commitments

As part of the Newbuild Agreement, we currently expect to pay approximately $330 million, subject to adjustment. Related payments are due in five installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. As of September 30, 2022, our future payment commitments related to the Newbuild Agreement are expected to be approximately $30 million in 2022, $50 million in 2024, and $250 million in 2025-2026.

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

The payments that we will be required to make under the TRA, including those made if we elected to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $76.7 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

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
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act, for up to five years or until we no longer qualify as an EGC;
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

As Excelerate has exceeded the $1.07 billion in annual revenue threshold during the current fiscal year, we will cease to be an EGC on December 31, 2022, at the latest. As a result of ceasing EGC status, we will be required to comply with certain requirements listed above in our Form 10-K for the year ending December 31, 2022. Excelerate would cease to be an EGC earlier than December 31, 2022, if it issues more than $1 billion of non-convertible debt before that time, which we believe is not likely to occur. Excelerate may choose to take advantage of some, but not all, of the available exemptions until that time. Excelerate has taken advantage of some reduced reporting burdens in its filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you may hold stock.

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

As of December 31, 2021, the fair value of our interest rate swaps was $(4.4) million. As of September 30, 2022, the fair value of our interest rate swaps was $2.4 million. Based on our hedged notional amount as of September 30, 2022, a hypothetical 10% change in the three-month and six-month London Interbank Offered Rate (LIBOR) forward curves would change the estimated fair value of our existing interest rate swaps by less than $0.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our occasional purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of September 30, 2022 or 2021.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. In the future, we may use financial derivatives to hedge some of our currency exposure. We did not hold any foreign currency derivative instruments as of September 30, 2022 or 2021. For the nine months ended September 30, 2022 and 2021, we recorded $(6.4) million and $(0.3) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting

In preparation of our 2020 and 2019 financial statements to meet the requirements applicable for our IPO, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain an effective control environment commensurate with public company financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls, accounting, tax and information technology (“IT”) knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with accounting and financial reporting requirements.

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

These material weaknesses resulted in adjustments to FSRU and terminal services revenue, selling, general and administrative expenses, cost of revenue and vessel operating expenses, provision for income taxes and related account balances and disclosures as of and for the years ended December 31, 2020 and 2019, and a misstatement to current and long-term debt as of December 31, 2020, which has since been corrected.

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

Remediation Efforts

To address the material weaknesses, we are continuing to implement, measures designed to improve internal control over financial reporting, including expanding our accounting, tax, IT and finance teams to add additional qualified resources, which may include third-party consultants, and implementing new financial processes and controls. We have hired new experienced accounting leadership team members in the following positions: Vice President, Controller and Chief Accounting Officer; Vice President of Tax; Director of Financial Reporting; Senior Manager over International Accounting Operations; and Senior Manager over Income Tax Provision. In addition, we have hired a new Vice President over IT and a new Treasurer. We intend to continue to take steps to remediate the material weaknesses through the formalizing of documentation of policies and procedures and further evolving the accounting processes, including designing and implementing appropriate segregation of duties, period end financial review controls, including system controls over journal entry approvals, controls to identify and account for the elimination of certain intercompany revenue and expenses, controls over the timing of revenue recognition over drydocks, controls to analyze compliance with non-financial debt covenants and conditions, and controls over the completeness and accuracy of our income tax provision. We are working to remediate the material weaknesses as efficiently and effectively as possible and are continuing to design and implement the additional controls. These material weaknesses will not be remediated until we have completed the design and implementation of the additional controls and the controls have been in place and operating for a sufficient period of time and confirmed through testing to be effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the Prospectus or the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	First Amendment to Senior Secured Revolving Credit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Excelerate Energy, Inc.

Date: November 10, 2022	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)