Form 10-K
period 2022-12-31
Excelerate Energy, Inc.
filed 2023-03-29
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2022, was $522,983,007.

As of March 23, 2023, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in this Annual Report as described below and our other filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, the following:

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
•
the failure of regasification terminals and other facilities to operate as expected or be completed;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our fleet, regasification terminals and associated assets, pipelines and downstream infrastructure;
•
our reliance on our engineering, procurement and construction (“EPC”) contractors and other contractors for the successful completion of our energy-related infrastructure;
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
•
the effects of international conflicts, including sanctions, retaliatory measures and changes in the availability and market prices of LNG, natural gas and oil resulting from the Russia-Ukraine war, on our business, customers, industry and outlook;
•
volatility of the global financial markets and uncertain economic conditions, such as energy costs, geopolitical issues, supply chain disruptions, and the availability and cost of credit;
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
•
our ability to pay dividends on our Class A Common Stock, $0.001 par value per share (the “Class A Common Stock”);
•
other risks and uncertainties inherent in our business; and
•
other risks, uncertainties and factors set forth in this Annual Report, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. For example, the current global economic uncertainty and geopolitical climate, including the Russia-Ukraine war, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I

Item 1. Business.

Overview and History

Excelerate Energy, Inc. offers flexible LNG solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services from FSRUs to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021, as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in EELP, a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”).

On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A Common Stock at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the SEC pursuant to Rule 424(b)(4) under the Securities Act. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million.

As a result of the IPO, Excelerate became the general partner of EELP. As we operate and control all of EELP’s business and affairs, we consolidate the financial results of EELP and report non-controlling interests related to the interests held by the other partners of EELP in our consolidated financial statements. The IPO was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. The approximately 24.2% of EELP partnership interests owned by us are classified as Class A interests. The remaining approximately 75.8% of EELP interests are owned by Excelerate Energy Holdings, LLC (“EE Holdings”), an entity owned and controlled by Kaiser, and are classified as Class B interests.

Our Company

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas, benefiting hundreds of millions of people around the world. From our founding, we have focused on providing flexible LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to reliable energy such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in 11 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also have access to downstream markets in New England through our Northeast Gateway Deepwater Port (“NEG”) and in Brazil through the lease of an LNG terminal in Bahia, Brazil (the “Bahia Terminal”) from Petróleo Brasileiro S.A. (“Petrobras”). In December 2021, we began importing LNG and selling natural gas to the Brazilian market. In December 2022, we began importing and selling natural gas and LNG into Europe via the Inkoo Terminal in Finland. We also have plans to sell natural gas to other downstream customers in Brazil, Europe and Bangladesh. In each of these regions, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate.

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2022, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,500 ship-to-ship (“STS”) transfers of LNG with over 40 LNG operators since we began operations and safely delivered more than 6,000 billion cubic feet (“BCF”) of natural gas through 16 LNG terminals.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products, including LNG-to-power projects.

Our integrated LNG solutions are designed to avoid the roadblocks that routinely hinder the development of terminal, gas and power projects in markets worldwide. We offer enhanced energy security and independence to the countries in which we operate, while playing a vital role in advancing their efforts to lower carbon emissions and comply with the Paris Agreement on climate change. From our global experience, we see firsthand the impact of providing local communities with a reliable source of energy and the subsequent development of natural gas and power infrastructure to take advantage of the natural gas we deliver to them. With improved access to cleaner and more reliable energy, countries are able to power industries, light homes and bolster economies. Additionally, some of the markets in which we operate lack developed energy infrastructure and therefore rely heavily on our services.

We seek to optimize our LNG portfolio and fleet flexibility to deliver the best solutions that scale with our customers’ needs. We believe that LNG will play a critical part in the global transition to a lower-carbon future. Even the most aggressive scenarios that call for a larger role for renewables and new technology in decarbonization efforts fail to achieve the Paris Agreement’s goals without substantial growth in natural gas volumes, including in the form of LNG, through 2040. While more aggressive mandates to shift electricity generation away from fossil fuels to renewable energy sources are possible, as a pioneer in flexible LNG solutions, we are well positioned to support society’s transition to a lower-carbon energy future.

FSRU Fleet

As of December 31, 2022, our fleet includes ten FSRUs. All of the vessels in our fleet were built by leading Korean shipyards and were delivered to us as new vessels in the year of delivery set forth in the table below. Excelerate is the sole owner of seven FSRUs and charters three others: the Experience, through a long-term charter that is a finance lease from a third party, the Sequoia, through a five-year charter (including a purchase option, which we exercised in March 2023) from a third party, and the Exquisite, through a 45% ownership interest through a joint venture with Nakilat Excelerate LLC (the “Nakilat JV”). In October 2022, we signed an agreement with Hyundai Heavy Industries (“HHI”) for a new FSRU to be delivered in 2026.

In addition to standard LNG carrier functionality, our purpose-built FSRUs have the onboard capability to vaporize LNG and deliver natural gas through specially designed offshore and near-shore receiving facilities. Our FSRUs can deliver natural gas at pipeline pressure with maximum send-out capacities ranging from 600 million standard cubic feet per day (“MMscf/d”) to up to 1,200 MMscf/d continuously, providing quick and convenient access to incremental natural gas supplies.

The table below sets forth information about each of our owned and chartered FSRUs.

Vessel	LNG Storage Capacity	Peak Send-out Capacity (1)	Delivery	# Ports of Regasification Service (2)
Sequoia	173,400 m3	850 MMscf/d	2020	2
Experience	173,400 m3	1200 MMscf/d	2014	3
Exemplar	150,900 m3	600 MMscf/d	2010	5
Expedient	150,900 m3	690 MMscf/d	2010	3
Exquisite	150,900 m3	840 MMscf/d	2009	4
Express	150,900 m3	690 MMscf/d	2009	4
Explorer	150,900 m3	960 MMscf/d	2008	3
Summit LNG	138,000 m3	690 MMscf/d	2006	5
Excellence	138,000 m3	690 MMscf/d	2005	5
Excelsior	138,000 m3	690 MMscf/d	2005	4
(1)
Peak send-out capacity dependent on local conditions, including operating pressure and seawater temperature.
(2)
Represents the number of ports where each vessel has provided regasification services throughout its lifetime.

The technical design of our FSRU fleet allows us to optimize fleet allocation, minimize disruption risks through vessel commonality and operate flexibly. Our vessels are designed to move seamlessly from one location to another and operate in a wide array of weather, locations and seawater temperatures. For example, depending on environmental conditions and local sea water temperature, our FSRUs can be operated in open-loop (i.e., using existing sea water as the heating medium) or closed-loop (i.e., recirculating loop for freshwater onboard, heated by ship’s systems) mode. Closed-loop mode is usually required for colder water temperatures.

By managing the day-to-day operations of our FSRUs, we offer our customers a commitment to operational excellence and a consistent approach to seagoing and shore-based personnel development, and we endeavor to continually improve our environmental and safety culture and standards, including reducing environmental impacts from our operations and assets and enhancing our monitoring and reporting of emissions and ecological impacts.

Natural Gas and LNG Sales

Natural Gas Sales

Through the Bahia Terminal, NEG, and the Inkoo Terminal, we have sold natural gas and LNG into the local downstream markets over the past two years. We are actively developing additional terminals with integrated natural gas sales as well as agreements to access capacity on existing terminals where we already provide regasification services. Our gas sales contracts look to minimize commodity price exposure and we negotiate sales prices on a fixed basis. We intend to maximize the value of these opportunities by leveraging our network of existing relationships to procure LNG from the international market and by using terminal capacity that has not been assigned to anchor offtakers or adding extra capacity.

LNG Marketing and Chartering

Our LNG marketing and chartering capabilities allow us to develop LNG procurement and logistical strategies aligned with our downstream customers’ goals. Our services provide customers with the required visibility into the LNG market, allowing them to leverage our access to established relationships and logistical expertise. We support new customers with LNG adoption in markets where LNG procurement is still developing or growing. Utilizing established relationships across the globe, we partner with our customers to create optimal solutions based on their needs. Through our global portfolio, we aim to deliver flexible and reliable solutions.

LNG Supply Capabilities

Our commercial team has extensive experience sourcing LNG, utilizing extensive, established relationships across the international natural gas industry. We have approximately 70 master LNG sale and purchase agreements that enable us to buy and sell LNG to ensure adequate supply to our customers. Our operations team has a strong track record of managing loading, transport and delivery logistics so that cargo supplies are timely and power plant requirements and downstream commitments are met.

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (“Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a free-on-board (“FOB”) basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. These LNG volumes will support our efforts to balance the predictable margins from our regasification agreements with upside opportunities from gas sales. As we grow our business, we are taking a very deliberate and structured approach to sourcing LNG supply. Our intention is to actively manage the downstream demand with LNG supply. Building a diversified LNG supply portfolio will allow us to offer more flexible and cost-effective products to both existing and new customers in downstream markets.

Customers and Contracts

Our customers are a mix of state owned oil and gas companies, transmission operators and industrial users of natural gas. Our LNG solutions provide flexible natural gas supply to countries that seek reliable natural gas and power to ensure their energy security. We typically enter into take-or-pay contracts for FSRU long-term charters and integrated LNG terminals. The rates we charge customers are typically based on the economic return requirements for our investments in FSRUs, terminals, pipelines and onshore facilities. Our strategy of operating our FSRUs as an integrated fleet gives us a risk mitigation tool, reducing redeployment risk after the end of a contract as well as reducing the adverse effects of a potential disruption on a current contract.

Our FSRU services are provided to the applicable charterer under separate time charters. A time charter is a contract for the use of an FSRU for a fixed period of time at a specified hire rate per day, which is typically fixed. Under a time charter, we provide the crew, technical and other services related to the FSRU’s operation, the costs of which are included in the hire rate, and the charterer generally is responsible for substantially all of the FSRU voyage costs (including fuel, docking costs, port and canal fees and LNG boil-off). Time charter contracts may be terminated due to material breach, change in law, extended force majeure and other typical termination events. Some customers may also terminate their time charter contracts in advance upon expiration of a period ranging from four to 10 years and payment of associated early termination fees. However, we regularly negotiate with our customers to amend our time charters and extend their terms and termination periods.

As of December 31, 2022, nine of our FSRUs are contracted and are either in place and delivering natural gas on demand or are in the process of transitioning to their next assignment. We currently have contracts with customers in Argentina, Brazil, Bangladesh, Finland, Germany, Pakistan and the UAE, all of which are long-term time charter contracts. In addition, the Sequoia is being utilized to sell natural gas at the Bahia Terminal in Brazil.

As of December 31, 2022, the weighted average remaining term of these contracts is 6.3 years. The stable nature of our FSRU revenue stream is underscored by the critical nature of the services we provide to our customers, which are often in markets which lack natural gas supply optionality. Additionally, our history of operational excellence and our reputation with host governments have resulted in contract renewals, capacity expansions, and other opportunities to meeting our customers’ increasing needs for cleaner energy. We regularly engage our customers to negotiate potential extensions of our contracts, and many of our older contracts have already been extended. The table below shows the status of our FSRU contract terms as of March 23, 2023:

CURRENT FSRU CONTRACTS

GNL Escobar, Argentina
Current vessel: Expedient / Counterparty: UTE Escobar
Guanabara Bay LNG Terminal, Brazil
Current vessel: Experience / Counterparty: Petrobras
Jebel Ali LNG Import Terminal, UAE
Current vessel: Explorer / Counterparty: Dubai Supply Authority
Engro Elengy Terminal, Pakistan
Current vessel: Exquisite / Counterparty: Engro Elengy Terminal Limited
Ruwais LNG Terminal, UAE
Current vessel: Express / Counterparty: Abu Dhabi Gas Industries Ltd.
Moheshkhali (MLNG), Bangladesh
Current vessel: Excellence / Counterparty: Petrobangla
Summit (SLNG), Bangladesh
Current vessel: Summit LNG / Counterparty: Summit LNG Terminal Co Ltd
Inkoo Terminal, Finland
Current Vessel: Exemplar / Counterparty: Gasgrid
Wilhelmshaven, Germany
Current vessel: Excelsior / Counterparty: Germany
2010
2015
2020
2025
2030
2035
2040
Original Term
Extension

As we continue to expand our market presence downstream of our terminals with incremental investments in natural gas pipelines and power plants, we expect that a growing number of our customers will include counterparties to gas sales agreements and power purchase agreements. Starting in December 2021, we commenced natural gas sales to new customers from the Bahia Terminal in Brazil. In December 2022, we began selling LNG and natural gas into Europe through the Finland terminal.

Excelerate also generates revenues by selling LNG cargos throughout the world. These contracts have been performed under existing Master LNG Sale and Purchase Agreements that Excelerate has in place with different industry players. Cargos have been sold at Delivery ex-Ship basis while purchases have been a mixture of FOB and Delivery ex-Ship.

Competitive Strengths

We believe we are well positioned to achieve our primary business objectives and execute our business strategies based on the following competitive strengths:

•
Experienced LNG Leader and Proven Ability to Execute. We are an admired player within the LNG industry with significant experience across the value chain. Our experienced team and proven LNG solutions, including one of the largest FSRU fleets employed for regasification, more than 2,500 STS transfers of LNG with over 40 LNG operators and the development or operation of 16 LNG import terminals, make us a market leader and a trusted partner for countries that seek to improve their access to energy. We have nearly two decades of development, construction and operational experience, making us one of the most accomplished, reliable and capable LNG companies in the industry. Our team’s in-depth experience and local presence enable us to support energy hubs by sourcing and aggregating LNG from the global market for delivery downstream, ensuring the long-term stability, reliability, and independence of customers’ energy supply.

•
Positioned to Meet Growing Global Demand for Cleaner Energy. According to the International Energy Agency’s February 2023 semi-annual Electricity Market Report, global electricity demand rose by almost 2% in 2022 compared with the 2.4% average growth rate seen between 2015 through 2019. Global electricity demand is expected to grow at a higher rate of 3% per year during 2023 through 2025. With the demand for power generation growing worldwide, direct access to diverse, reliable energy sources such as LNG has become a critical enabler for economic growth and improving the quality of life across the globe. LNG provides an abundant, competitive and cleaner energy source to meet the world’s growing demand for power. It is also an efficient means to displace coal, which is a higher carbon intensity fuel compared to natural gas. Despite its advantages, LNG access is not readily available in many emerging markets due to the complexity of LNG import projects. We have an established reputation for developing and operating complex LNG solutions and are a trusted operator with a strong track record of bringing reliability, resiliency and flexibility to energy systems.
•
Full-Service, Integrated LNG Business Model Provides Competitive Advantage. As market dynamics and the energy needs of customers have evolved over time, we embraced the opportunity to expand beyond our FSRU business. Today, we are addressing the need for increased access to LNG with our fully integrated business model that manages the LNG supply chain from procurement until final delivery to end users. We help our customers meet their growing energy demand by providing an array of products, including LNG terminal services and natural gas supply procurement and distribution. By offering our customers flexible, fully integrated and tailored LNG solutions, we are able to increase the financial value of these opportunities while enabling our customers to safely and efficiently access the energy they need.
•
Well-Established FSRU Business Supported by Dependable Revenue Base. We own and operate one of the largest FSRU fleets employed for regasification in the industry. The success of our well-established FSRU business is highlighted by our ability to secure long-term, take-or-pay contracts that generate consistent revenue and cash flow with minimal exposure to commodity price volatility. Our ability to swap FSRUs between projects makes our baseline revenue more predictable and minimizes redeployment risk. Further, we minimize the initial commitments for integrated offerings through the initial use of existing, smaller capacity FSRUs while our customers’ markets evolve. Most of our existing customers have benefited from this scalability, which has resulted in better project returns and higher customer loyalty. This strength has allowed us to capture downstream markets such as Brazil, where our successful FSRU services with Petrobras opened the door to accessing gas sales through the lease of the Bahia Terminal from Petrobras. Our profitable FSRU and LNG marketing and supply businesses also provide us with valuable connectivity to global downstream markets. With our expansive global presence, we are well positioned to deliver integrated natural gas and power solutions, giving our customers access to cleaner and more reliable energy.
•
Understanding of LNG Market Dynamics Allows for Portfolio Optimization. We leverage our expertise and understanding of LNG market dynamics to create significant value through our LNG marketing and supply business. Our worldwide market access and ability to buy LNG from major LNG producers and suppliers gives us the chance to capture additional value via portfolio optimization and provides incremental cash flow. Even more importantly, our access to diverse, uncorrelated markets, including New England, Brazil and Europe, generates valuable arbitrage opportunities. We are structuring our business to be able to maximize this extra value from LNG supply to gas sales agreements and power purchase agreements. Our strategy of integrating LNG supply, natural gas sales and terminal operations, gives us the ability to optimize our FSRU fleet utilization.
•
Proven Management Team. Our management team has experience in all aspects of the LNG value chain and a strong balance of technical, commercial, operational, financial, legal and management skills. Steven Kobos, our President and Chief Executive Officer, has over 25 years of experience working on complex energy and infrastructure development projects and general maritime operations, specifically LNG shipping, FSRUs, chartering of vessels, shipbuilding contracts, operational agreements and related project finance and tax matters, and he has helped establish Excelerate as a growing and profitable international energy company. Daniel Bustos, our Executive Vice President and Chief Commercial Officer, has over 25 years of experience leading commercial development of oil and gas projects across the globe, with a particular focus on LNG, and is responsible for the commercial development of our LNG import projects, expansion of our customer base and the buildout of our global network of regional offices. Dana Armstrong, our Executive Vice President and Chief Financial Officer, has over 25 years of experience leading both public and private multinational companies within the energy and biotechnology industries. Ms. Armstrong provides oversight of all global financial reporting, financial planning and analysis, accounting, treasury, tax, financial systems and internal controls. David Liner, our Executive Vice President and Chief Operating Officer, has over 25 years of maritime experience in the oil and gas industry with specific expertise in LNG shipping as well as naval architecture, charting and project management. Alisa Newman Hood, our Executive Vice President and General Counsel, has over 20 years of worldwide legal, government relations and energy policy experience. Amy Thompson, our Executive Vice President and Chief Human Resources Officer, has over 20 years of human resources experience in global oil field services organizations and has held various leadership roles in the United States and the Middle East.

Competitive Landscape

A fundamental aspect of our commercial strategy is to pursue aggressively positions in markets where we can create a foundation for lasting value creation. Although there are several developed countries that make up a significant portion of expected future global LNG demand, they are currently being served by major suppliers and provide limited growth potential for us. We place a high premium on leveraging our integrated LNG model to open new markets and partnering with LNG producers to create sustainable and profitable relationships with our customers. Our competitive landscape includes the following participants:

•
LNG-to-power developers. In many of our markets, we compete with other LNG-to-power companies, including New Fortress Energy and AES. Our investment strategy is focused on leveraging our FSRU expertise and local operational experience and relationship development to drive the expansion of incremental infrastructure projects downstream of our terminals. Our focus on the LNG-to-power value chain allows us to develop higher quality projects and enhances our ability to compete for new opportunities, as our host governments consider incremental investments to meet their growing energy demand needs.
•
Large LNG producers. When compared to major LNG producers such as Qatargas, Shell, ExxonMobil, BP and Total Energies, we believe we are better positioned to open and expand new markets given our expertise in the downstream portion of the LNG value chain. Our focus is on helping LNG producers expand the reach of their LNG supply beyond their traditional markets, resulting in less price pressure and better portfolio diversification. In close collaboration with Qatargas, we succeeded in bringing natural gas to Pakistan and Bangladesh, which triggered a dramatic displacement of coal fired plants from the government’s energy plans.
•
FSRU / LNG carrier owners. As the owner and operator of the largest FSRU fleet employed for regasification in the industry, we compete with FSRU and LNG carrier (“LNGC”) players such as New Fortress Energy, Hoegh LNG and BW Group. We distinguish ourselves by providing customers with fully integrated solutions beyond just the FSRU, giving us the ability to expand our service as their energy demands increase. This flexible approach, focused on optimizing services by swapping smaller FSRUs for larger ones, performing technical upgrades and offering seasonal service when required, fosters trust and long-term relationships with our customers. We believe the fundamentals supporting the FSRU business model require operators to focus on reliability, value and service, combined with disciplined expansion and growth.

Business Strategies

Our primary objective is to provide superior returns to our shareholders as a vertically integrated energy company committed to addressing the lack of access to cleaner energy around the world. We intend to achieve this objective by implementing the following strategies:

•
Continue to develop our existing, diversified regasification business, supported by our large purpose-built FSRU fleet. Our current markets are essential to maintaining our solid foundation of revenues and providing new opportunities for downstream growth. Our persistent market presence helps ensure that we will be well positioned to compete for new growth opportunities as our host governments seek new investment to meet their growing energy needs. In order to continue to develop our existing, diversified regasification business, we plan to use our brand recognition and strategic commercial actions to develop a reputation as more than an FSRU provider. Maintaining a strong presence will require that our teams continue to place a high priority on operational excellence, active management of technical obsolescence, operation and maintenance improvements, and fleet optimization.
•
Pursue opportunities downstream of existing markets. With established terminals, existing markets provide opportunities for us to structure end-to-end natural gas supply products and cleaner power solutions for our customers. We expect the organic growth of our business to be accompanied by strategic acquisitions for new or existing projects, in order to enhance our growth trajectory. As we integrate new infrastructure assets downstream of our floating LNG terminals, we will be required to make investments in new products and technologies to ensure that we are positioned for success in a lower-carbon energy future. We anticipate that increasing global demand for electricity generation, more efficient access to natural gas and decarbonization initiatives will be the primary drivers of opportunity, and we intend to diversify our product portfolio responsibly and in a manner that reinforces our broader goals of improving access to cleaner and more reliable energy, creating sustainable growth and combating climate change. Our local teams will be key to expanding and diversifying our commercial, technical and financial expertise in our existing markets.
•
Utilize our global presence to enter new, growing markets. We plan to use our existing markets as a springboard into new countries and regions. Our ability to cultivate meaningful partnerships and successfully acquire equity interests in projects will be a determining factor in how quickly we are able to achieve critical mass in new markets. We are currently developing integrated LNG projects across our global footprint.
•
Create a sizable, diversified LNG procurement portfolio. Our expansion downstream will offer us the opportunity to establish valuable access to a worldwide network of natural gas markets. Our network of supply and charter contracts and reputation with major LNG producers provide us with ample opportunities to grow our LNG portfolio on competitive terms. This diversified portfolio will give us the opportunity to better manage the typical uncertainties of local demand (weather seasonality, economic cycles, availability of renewables, etc.), while capturing arbitrage opportunities. For example, we have already demonstrated the value of accessing the New England market in a flexible way. With the addition of new market access points in Asia, Europe and South America, we can capture value from our LNG procurement portfolio, above the margins generated in individual markets. Finally, we have always taken a very deliberate and structured approach to sourcing LNG supply. As we scale our business and gain access to new downstream natural gas markets, we believe that there are benefits from having a diversified LNG supply portfolio, including long-term supply arrangements. Building a diversified LNG supply portfolio will allow us to offer more flexible and cost-effective products to both existing and new customers in downstream markets.
•
Maintain our disciplined investment philosophy. As we grow our business, we are committed to maintaining our disciplined investment philosophy and prudent approach to project development. We have established a proven track record of investing in the right projects which has resulted in higher project returns and consistent earnings results. We also strive to negotiate the terms of our contracts in a manner that seeks to reduce potential commodity risk. It is our aim to have an industry leading portfolio of high-return growth opportunities that will support sustainable and profitable growth for years to come. We expect our contract portfolio to evolve over time to include long-term contracts as well as shorter-term agreements that will create opportunities to capture additional upside.

Seasonality

While most of our operations are conducted under take-or-pay arrangements, seasonal weather can affect the need for our services, particularly natural gas and LNG sales. In response, we often manage seasonal demand fluctuation in our existing markets by configuring our global operations to meet energy needs during the winters in both the northern and southern hemispheres. For example, our FSRUs have helped provide the supply security needed to keep Argentina’s economy moving and sustain the quality of life for its citizens during their winter months. Changes in temperature and weather may affect both power demand and power generation mix in the locations we serve, including the portion of electricity provided through hydroelectric plants, thus affecting the need for regasified LNG. These changes can increase or decrease demand for our services and accordingly affect our financial results.

Human Capital Resources and Social Responsibility

Our human capital is our most valuable asset. As of December 31, 2022, we had a global headcount of 890 colleagues, consisting of 190 full-time onshore employees and 700 seafarers. The seafarers and Belgium employees are represented by labor unions or covered under collective bargaining agreements.

We place a high premium on attracting, developing and retaining a talented and high-performing workforce. Our employees act with integrity, responsibility and compliance and are committed to upholding governance and ethics best practices. We believe this commitment is fundamental to having a sustainable business. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. Our onshore employees earn a base salary plus an annual bonus (short term incentive plan) with targets aligned with organizational goals. Our seafarers earn salaries and other compensation commensurate with terms outlined in their collective bargaining agreements. We believe that our relations with our employees are good.

For almost two decades, we have provided safe, efficient and cost-effective LNG solutions, and we understand that our success has been in large part due to our employees’ commitment to excellence. Our core values of stewardship, accountability, improvement and leadership (“SAIL”) represent not only our beliefs on how we conduct our business but also how we engage our employees. We have established a corporate culture with a focus on creating a collaborative environment that fosters the personal intellectual growth of each of our employees.

Additionally, we are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion (“DEI”). We encourage and welcome the exploration of all ideas, topics and perspectives that serve to enrich our team. As a U.S.-based company with global operations, we work with a diverse array of colleagues, vendors, customers, partners and local communities. The collective sum of our employees’ individual differences, life experiences, knowledge, inventiveness, innovation, self-expression and talent have been essential to both our operational and financial success over the years. In 2020, we launched a DEI Council with representatives from every geographic office and functional business area of our company. This council works closely with our human resources department and senior management to ensure DEI initiatives support our recruitment, engagement and retention efforts.

We are also committed to investing in the communities in which our employees live and work. We take pride in demonstrating our appreciation for our employees by strengthening the health and prosperity of their neighborhoods. As part of our commitment, we focus on keeping people safe, supporting local talent and businesses and contributing to education and health programs, bringing benefits to the generations of today and tomorrow. Guided by our SAIL values and the UN Sustainable Development Goals, our strategic focus areas for corporate social responsibility are health, education and climate.

Health and Safety

Health and safety are core values of Excelerate, which begin with the protection of our employees. We value people above all else and remain committed to making their safety, security and health our top priority. To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated management system of policies, practices, and controls, including requirements to complete detailed safety and regulatory compliance training on a regularly scheduled basis for all applicable individuals.

Government Regulation

Our vessels and LNG and natural gas infrastructure are, and our operations are, subject to regulation under foreign or U.S. federal, state and local statutes, rules, regulations and laws, as well as international conventions. These regulations require, among other things, consultations with appropriate government agencies and that we obtain, maintain and comply with applicable permits, approvals and other authorizations for the conduct of our business. Governments may also periodically revise their laws or adopt new ones, and the effects of new or revised laws on our operations cannot be predicted. These regulations and laws increase our costs of operations and construction, and failure to comply with them could result in consequences such as substantial penalties or the issuance of administrative orders to cease or restrict operations until we are in compliance. We believe that we are in substantial compliance with the regulations described below. For a discussion of risks related to government regulations, see “Risk Factors—Risks Related to Regulations.”

Vessels

Our vessels, whether in transit functioning as LNGCs or in port performing FSRU services, are subject to the laws of their flag states (i.e., the countries where they are registered) and the local laws of the port. These laws include international conventions promulgated by the International Maritime Organization (“IMO”) to which the flag states are party. These conventions include: (i) the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, which, among other requirements, requires us, as vessel operator, to develop an extensive safety management system that includes the adoption of health, safety, security and environmental policies and operating procedures for safety and environmental protection; (ii) the International Ship and Port Facility Security Code, which is a set of measures designed to enhance the security of ships and port facilities; (iii) the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk; and (iv) the International Convention for the Safety of Life at Sea (“SOLAS”). In June 2015, the IMO formally adopted the International Code of Safety for Ships using Gases or Low Flashpoint Fuels (the “IGF Code”), which is designed to reduce the risks involved with ships using low flashpoint fuels, including LNG. The IGF Code became mandatory under SOLAS through the adopted amendments. The IGF Code and the amendments to SOLAS became effective January 1, 2017.

We utilize a vessel classification society, Bureau Veritas, which keeps us informed of the laws of our flag states and enforces them, through periodic inspections, which are a prerequisite to us remaining in good standing with the classification society.

All of our vessels are registered in either Belgium or the Marshall Islands.

Regas Terminal and FSRU Operations

With respect to the operation of our vessels, when in port performing FSRU services, and our terminals, which terminals consist of fixed infrastructure located onshore or near shore, we are subject to the regulations of the port state. For projects in which we operate the LNG terminal, we are responsible for obtaining all operating and other permits required by the port state. Otherwise, pursuant to our charter party contracts, our customer (as terminal operator) is responsible for obtaining all permits relating to both the terminal and our FSRU. For certain of our operations where we sell or intend to sell natural gas, we are responsible for obtaining gas marketing licenses, and as we expand our natural gas sales line of business to new markets, we will be responsible for obtaining licenses in those markets.

Environmental Regulation

Our infrastructure and operations are subject to various laws, regulations and conventions relating to the protection of the environment, natural resources and human health. In addition to the IMO conventions mentioned above, we are also subject to the amendment to Annex VI of the International Convention for the Prevention of Pollution from Ships, which limits the sulphur content in the fuel oil used onboard ships, and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments. These regulations require the installation of controls on emissions and structures to prevent or mitigate any potential harm to human health and the environment and require certain protocols to be in place for mitigating or responding to incidents on our vessels and at our LNG terminals.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases (“GHG”) from international shipping are not subject to the international treaty on climate change known as the Paris Agreement. However, in 2018, the IMO adopted the IMO GHG Strategy, which serves as a framework for further action with adoption of a revised IMO strategy targeted for 2023. Consistent with the IMO GHG Strategy goal of reducing

GHG emissions from international shipping by at least 50% by 2050, as compared to 2008 levels, the Marine Environment Protection Committee (“MEPC”) formally adopted amendments to MARPOL Annex VI at the 2021 MEPC session that establishes an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an Energy Efficiency Existing Ship Index (“EEXI”), an operational Carbon Intensity Indicator (“CII”) and an enhanced Ship Energy Efficiency Management Plan. The amendments entered into force on November 1, 2022, requiring mandatory calculation of EEXI to measure a ship’s energy efficiency and to initiate the collection of data for the reporting of its annual operational CII and CII rating. The first annual reporting will be completed in 2023 and initial CII ratings will be given in 2024.

Additionally, in October 2022, the European Parliament adopted a position setting standards for the proposed FuelEU Maritime regulations that would cut GHG emissions from shipping going beyond the levels set out by the European Commission. The European Parliament is negotiating the final legislation with the European Union member states and it may apply, if adopted, in January 2025. Depending on the final form of the regulations, this may impact the types of fuel used onboard Excelerate’s vessels and/or how the vessels are operated.

Employment

Excelerate manages our own vessel operations, including the employment of seafarers onboard the vessels that we operate. All seafarers are subject to collective bargaining agreements based on their nationality and their vessel’s flag state. In addition, seafarers are covered by the Maritime Labour Convention 2006, which is a binding international agreement setting out certain employment rights for seafarers, and corresponding obligations placed on maritime employers.

Properties

Our corporate headquarters are in The Woodlands, Texas, and we also have regional offices in Abu Dhabi, Antwerp, Boston, Buenos Aires, Chattogram, Dhaka, Doha, Dubai, Helsinki, Manila, Rio de Janeiro, Singapore and Washington, D.C. We own no material properties other than our vessels and terminal assets.

Intellectual Property

We rely on trademarks and domain names to establish and protect our proprietary rights, including registrations for “Excelerate Energy” and the Excelerate logo. In addition, we are the registered holder of a variety of domestic domain names, including “excelerateenergy.com,” “exceleratenaturalgas.com” and “excelerate-tm.com.”

Available Information

We are required to file any annual, quarterly and current reports, proxy statements and certain other information with the SEC.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report, can be downloaded from the SEC's website.

Our principal executive offices are located at 2445 Technology Forest Blvd., Level 6, The Woodlands, Texas 77381, and our telephone number is (832) 813-7100. Our website is at www.excelerateenergy.com. Our periodic reports and other information filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including this Annual Report, are available free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

Item 1A. Risk Factors.

Investing in our Class A Common Stock involves a high degree of risk. You should carefully consider the following discussion of significant factors, events and uncertainties, together with the other information contained in this Form 10-K. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow; in which case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. These risks include, but are not limited to, the following:

•
our ability to enter into contracts with customers and our customers’ failure to perform their contractual obligations;
•
customer termination rights in our contracts;
•
the risks inherent in operating our FSRUs and other LNG infrastructure assets;
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
•
our reliance on our EPC contractors and other contractors for the successful completion of our energy-related infrastructure;
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
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery obligations under GSAs or at attractive prices;
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
•
our ability to access financing on favorable terms;
•
our debt level and finance lease liabilities, which may limit our flexibility in obtaining additional financing, or refinancing credit facilities upon maturity;
•
volatility of the global financial markets and uncertain economic conditions, such as energy costs, geopolitical issues (including the Russia-Ukraine war), supply chain disruptions, inflation and the availability and cost of credit;
•
our financing agreements, which include financial restrictions and covenants and are secured by certain of our vessels;
•
compliance with various international treaties and conventions and national and local environmental, health, safety and maritime conduct laws that affect our operations;
•
our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the Tax Receivable Agreement;
•
the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive;
•
payments under the Tax Receivable Agreement being accelerated and/or significantly exceeding the tax benefits, if any, that we actually realize;
•
the possibility that EELP will be required to make distributions to us and the other partners of EELP;
•
the material weaknesses identified in our internal control over financial reporting;
•
Kaiser having the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders; and
•
our ability to pay dividends on our Class A Common Stock.

Risks Related to Our Business

Our business relies on the performance by customers under current long-term contracts or contracts we will enter into in the future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.

A significant amount of our revenue is generated currently from time charter contracts for FSRUs and terminal use agreements for LNG terminals with a small number of customers. Accordingly, our near-term ability to generate cash is dependent on our customers’ continued willingness and ability to continue purchasing our services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver regasification services, or compliance with certain contractual representations and warranties in addition to payment of fees for use of our facilities. For more information regarding the material terms of the contracts with our customers, see “Business—Customers,” and for more information regarding the risks related to termination of the contracts with our customers, see “—Our contracts with our customers are subject to termination under certain circumstances,” immediately below.

Our credit procedures and policies may be inadequate to eliminate risks of nonpayment and nonperformance. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, which can include their operating results, liquidity and outstanding debt, and certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to assess appropriately customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of regasified LNG, including customers in developing countries, and these customers may have greater credit risk than typical regasified LNG purchasers. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties, including due to the cost and time involved in resolution of disputes by arbitration and litigation, difficulty in enforcing international arbitration awards particularly in situations where all or most of a counterparty’s assets are located in its home jurisdiction and involuntary submission to local courts notwithstanding contract clauses providing for international arbitration.

Our contracts with our customers are subject to termination under certain circumstances.

Our contracts with our customers contain various termination rights. For example, each of our long-term customer contracts contains various termination rights, including, without limitation:

•
at the end of a specified time period following certain events of force majeure or the outbreak of war;
•
extended unexcused service interruptions or deficiencies;
•
loss of or requisition of the FSRU;
•
the occurrence of an insolvency event; and
•
the occurrence of certain uncured, material breaches.

Additionally, some customers may terminate their contracts in advance upon expiration of a specified time period and payment of associated early termination fees.

We may not be able to replace these contracts on desirable terms, or at all, if they are terminated prior to the end of their terms. Contracts that we enter into in the future may contain similar provisions. In addition, our customers may choose not to extend existing contracts. As a result, we may have an underutilized fleet and additionally, under charters for any FSRUs we do not own, we will still be obligated to make payments to their owners regardless of use. If any of our current or future contracts are terminated prior to the end of their terms, such termination could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

The operation of FSRUs and other LNG infrastructure assets is inherently risky, and an incident involving health, safety, property or environmental consequences involving any of our vessels could harm our reputation, business and financial condition.

Our vessels, the LNG and natural gas onboard and our other facilities and the LNG infrastructure to which we are interconnected are at risk of being damaged or lost because of events such as:

•
marine disasters;
•
piracy;
•
environmental incidents;
•
bad weather;
•
mechanical failures;

•
grounding, fire, explosions and collisions;
•
human error; and
•
war and terrorism.

An accident or incident involving any of our vessels or other facilities or the LNG infrastructure to which we are interconnected could result in any of the following:

•
death or injury to persons, loss of property or damage to the environment, natural resources or protected species, and associated costs;
•
delays in taking delivery of an LNG cargo or discharging regasified LNG, as applicable;
•
suspension or termination of customer contracts, and resulting loss of revenues;
•
governmental fines, penalties or restrictions on conducting business;
•
higher insurance rates; and
•
damage to our reputation and customer relationships generally.

Any of these results could have a material adverse effect on our business, financial condition and results of operations.

If our vessels or other facilities suffer damage, they may need to be repaired. The costs of vessel and other infrastructure repairs are unpredictable and can be substantial. We may have to pay repair costs that our insurance policies do not cover, for example, due to insufficient coverage amounts or the refusal by our insurance provider to pay a claim. The loss of earnings while these vessels or other facilities are being repaired, as well as the actual cost of these repairs not otherwise covered by insurance, would materially adversely affect our business, financial condition and results of operations.

Environmental, health and safety performance is critical to the success of all areas of our business. Any failure in environmental, health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a significant environmental, health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and negative media coverage and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities, which in turn could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may experience operational problems with vessels or our other facilities that could reduce revenue, increase costs or lead to termination of our customer contracts.

FSRUs and LNG import terminals are complex and their operations are technically challenging. The operation of our FSRUs and LNG import terminals may be subject to mechanical risks. Operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Moreover, pursuant to each customer contract, our FSRUs or LNG terminals, as applicable, must maintain certain specified performance standards, which may include a guaranteed delivery of regasified LNG, consumption of no more than a specified amount of fuel or a requirement not to exceed a maximum average daily cargo boil-off. If we fail to maintain these standards, we may be liable to our customers for reduced hire, damages and certain liquidated damages payable under the charterer’s contract with its customer, and in certain circumstances, our customers may terminate their respective contracts with us. Any of these results could harm our business, financial condition and results of operations.

We may experience cancellations, time delays, unforeseen expenses and other complications while developing our projects. These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our development costs.

Development projects, including our regasification terminals and other downstream infrastructure, are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics. These types of projects are subject to a number of risks that may lead to delay, increased costs and decreased economic attractiveness. These risks are often increased in foreign jurisdictions, where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in administrations, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project.

A primary focus of our business is the development of projects in foreign jurisdictions, including in jurisdictions where we may not have significant experience, and we expect to continue expanding into new jurisdictions in the future. Our inexperience in certain jurisdictions creates a meaningful risk that we may experience delays, unforeseen expenses or other obstacles that will cause the projects we are developing to take longer and be more expensive than our initial estimates.

While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in certain projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

When we invest significant capital to develop a project, we are subject to the risk that the project is not successfully developed and that our customers do not fulfill their payment obligations to us following our capital investment in a project.

A key part of our business strategy is to attract new customers. This strategy requires us to invest capital and time to develop a project in exchange for the ability to sell natural gas, LNG and/or power and generate fees from customers in the future. When we develop large scale projects, our required capital expenditure may be significant, and we typically do not generate meaningful revenues from customers until the project has commenced commercial operations, which may take a year or more to achieve. If the project is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, which may be significant. If the project is successfully developed, we face the risks that our customers may not fulfill their payment obligations or may not fulfill other performance obligations that impact our ability to collect payment. Our customer contracts and development agreements do not fully protect us against this risk and, in some instances, may not provide any meaningful protection from this risk. This risk is heightened in foreign jurisdictions, particularly if our counterparty is a government or government-related entity because any attempt to enforce our contractual or other rights may involve long and costly arbitration or litigation where the ultimate outcome is uncertain.

If we invest capital in a project where we do not receive the payments we expect, we will have less capital to invest in other projects, our liquidity, results of operations and financial condition could be materially and adversely affected, and we could face the inability to comply with the terms of our existing debt or other agreements, which would exacerbate these adverse effects.

We have not yet completed contracting, construction and commissioning of certain of our planned regasification terminals and other facilities, including natural gas pipelines and power plants. There can be no assurance that our regasification terminals and other facilities will operate as expected, or at all.

We have not yet entered into binding construction contracts, received a “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our planned regasification terminals and other facilities. There can be no assurance that we will be able to enter into the contracts required for the development of these regasification terminals and other facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require approval from local authorities where our regasification terminals and other facilities necessary for the delivery of natural gas, LNG or power to our customers will be located. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. There can be no assurance that we will not need to make adjustments to our regasification terminals and other facilities as a result of the required testing or commissioning of each project, which could cause delays and be costly. If we are unable to construct, commission and operate all of our regasification terminals and other facilities as expected, or, when and if constructed, they do not accomplish our goals, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. We may also decide to delay, postpone or discontinue a project in order to prioritize a different project than we originally planned. Expenses related to our pursuit of contracts and regulatory approvals related to our regasification terminals and other facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

We must make substantial expenditures to maintain and replace, over the long-term, the operating capacity of our fleet, regasification terminals and associated assets, pipelines and downstream infrastructure, which could materially adversely affect our business, financial condition and results of operations.

We must make substantial expenditures and investments to maintain and replace, over the long-term, the operating capacity of our fleet, pipelines, regasification terminals and associated assets, which could materially adversely affect our business, financial condition and results of operations. Repairs, maintenance and replacement capital expenditures include expenditures associated with drydocking a vessel, modifying an existing vessel or regasification terminal, acquiring a new vessel, regasification terminal or downstream infrastructure or otherwise repairing or replacing current vessels, regasification terminals and associated assets or downstream infrastructure, at the end of their useful lives. These expenditures could vary significantly from quarter to quarter and could increase as a result of changes in:

•
the cost of labor and materials;
•
customer requirements;
•
fleet and project size;
•
the cost of replacement vessels;

•
length of charters;
•
governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment;
•
competitive standards; and
•
operating conditions, including adverse weather events, sea currents and natural disasters impacting performance, required maintenance and repair intervals and spending.

We expect to be dependent on our EPC contractors and other contractors for the successful completion of our energy-related infrastructure.

Timely and cost-effective completion of our energy-related infrastructure, including our planned regasification terminals and other infrastructure, as well as future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our primary EPC contractor and our other contractors under our agreements with them. The ability of our primary EPC contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors, including their ability to:

•
design and engineer each of our facilities to operate in accordance with specifications;
•
engage and retain third-party subcontractors and procure equipment and supplies;
•
respond to difficulties such as equipment failure, delivery delays, schedule changes and failures to perform by subcontractors, some of which are beyond their control;
•
attract, develop and retain skilled personnel, including engineers;
•
post required construction bonds and comply with the terms thereof;
•
manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
•
maintain their own financial condition, including adequate working capital.

Until and unless we have entered into an EPC contract for a particular project in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment.

We expect the obligations of our future EPC contractors and our other contractors to pay liquidated damages under their agreements with us to be subject to caps on liability. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. We may hire contractors to perform work in jurisdictions where they do not have previous experience, or contractors we have not previously hired to perform work in jurisdictions where we are beginning to develop projects, which may lead to such contractors being unable to perform according to their respective agreements. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

In addition, if our future contractors are unable or unwilling to perform according to their respective agreements with us, our projects may be delayed and we may face contractual consequences in our agreements with our customers, including for development services, the supply of natural gas or LNG and the supply of power. We may be required to pay liquidated damages, face increased expenses or reduced revenue, and may face issues complying with certain covenants in such customer contracts or in our financings. Our contracts may not provide for our contractors to compensate us fully for such payments and other consequences.

A shortage of qualified officers and crew could have an adverse effect on our business and financial condition.

FSRUs and LNGCs require technically skilled officers and crews with specialized training. As the worldwide FSRU and LNGC fleet has grown, the demand for technically skilled officers and crews has increased, which could lead to a shortage of such personnel. A material decrease in the supply of technically skilled officers and crew, including as a result of the Russia-Ukraine war and government responses thereto, or our inability or that of our vessel managers to attract and retain such qualified officers and crew could impair our ability to operate or increase the cost of crewing our vessels, which would materially adversely affect our business, financial condition and results of operations.

In addition, we operate in certain countries, including Argentina and Brazil, that require us to hire a certain percentage of local personnel to crew the vessels, and we may expand our operations to countries with similar requirements. Any inability to attract and retain qualified local crew members could adversely affect our business, results of operations and financial condition.

We perform development services from time to time, which are subject to a variety of risks unique to these activities.

From time to time, we may agree to provide development or construction services as part of our customer contracts and such services are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all. In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated.

We rely on third-party subcontractors and equipment manufacturers to complete many of our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials in the amounts and at the costs originally estimated, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

If any such excess costs or project delays were to be material, such events may adversely affect our cash flow and liquidity.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities and provision of our services, including the import of LNG and sale of gas, could impede project development and operations and construction and could have a material adverse effect on us.

The design, construction and operation of LNG terminals, natural gas pipelines, power plants and other facilities, and the import of LNG and the sale and transportation of natural gas, are regulated activities. We will be required to obtain permits and licenses according to local regulatory authorities with respect to any new construction, expansion or modification of our facilities, and maintain or renew current permits and licenses on the same terms as our existing facilities. We cannot control the outcome of the regulatory review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

There is no assurance that we will obtain and maintain or renew these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our future growth depends upon our ability to maintain relationships with our customers and existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain, while effectively managing the risks arising from such relationships.

Our success will be dependent upon our ability to enter into or renew contracts with our customers for regasification services and gas supply agreements (“GSAs”) now and in the future and supply agreements with suppliers of LNG and critical components for our projects, as well as to maintain our relationships or form new relationships with customers, LNG suppliers or suppliers who are critical and necessary to our business and the development of energy-related infrastructure projects. During the years 2022 and 2021, we had three customers that, at times, accounted for over 10% of our revenues. Our dependence on a small number of customers means that a loss of, or other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results. We also rely on a group of suppliers to provide us with certain goods and services for our projects. The supply agreements we have or may enter into with key suppliers in the future may have provisions where purchase volume over time is fixed or such agreements can be terminated in various circumstances, including potentially without cause, or may not provide for access to supplies in accordance with our timeline or budget. If these suppliers become unable to provide, experience delays in providing or impose significant increases in the cost of LNG or critical components for our projects, or if the supply agreements we have in place are terminated, it may be difficult to find replacement supplies of LNG and critical components for our projects on similar terms or at all. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive LNG and critical components from our suppliers.

Disruptions to the third-party supply of natural gas to our pipelines and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

For some of our proposed development projects, we will depend upon third-party pipelines, power plants and other facilities that provide gas receipt and delivery downstream of our integrated terminals. If the construction of new or modified pipeline connections, power plants or other facilities is not completed on schedule or any pipeline connection, power plant or other facility were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our obligations and continue shipping natural gas from our terminals to end markets could be restricted, thereby reducing our revenues which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may not be able to balance our purchases of LNG with our delivery obligations and entry into long-term supply agreements for the purchase of LNG will expose us to increased commodity price risk and possible oversupply of LNG.

Under GSAs and LNG supply obligations with current and future customers, we are or will be required to deliver to our customers specified amounts of LNG and/or regasified LNG at specified times and within certain specifications, which requires us to obtain sufficient amounts of LNG. To satisfy these obligations, we have entered into a mix of short- and long-term LNG purchase agreements. In February 2023, we entered into a long-term LNG purchase agreement with a term of 20 years, which is expected to commence in 2027. This long-term LNG purchase agreement requires us to purchase 0.7 MT per annum of LNG, subject to our ability to cancel deliveries for a fee, and if those purchases and subsequent sales of LNG and/or regasified LNG to customers are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income. Conversely, if our customers purchase more regasified LNG than we expect, our long-term supplier fails to deliver contracted LNG volumes or we are not able to supplement our supply with addition short-term purchase agreements, we may not be able to receive physical delivery of sufficient quantities of LNG to satisfy our delivery obligations, which may provide customers with the right to terminate their respective contracts with us and/or to seek damages. In addition, our commitment to purchase LNG is based on market-area indices, including Henry Hub pricing for our long-term LNG purchase agreement, and if we sell regasified LNG into market areas based on other market-area indices we may be exposed to the differences in the values of the respective indices. Changes in the index prices relative to each other, also referred to as basis spread, can significantly affect our margins or even result in losses, and LNG price fluctuations may make it expensive or uneconomic for us to acquire short-term supply to meet our gas delivery obligations under our GSAs. Higher LNG prices could enhance the risk of nonpayment by customers who are not able to pass the higher costs to their customers.

We may be dependent on third-party LNG suppliers and shippers and other tankers and facilities to provide delivery to and from our FSRUs. If LNG were to become unavailable due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping, LNG market disruptions, bankruptcies of our suppliers and shippers or any other reason, our ability to continue delivering regasified LNG to end-users could be restricted, thereby reducing our revenues and/or providing customers with termination rights and/or damages under their GSAs. Additional risks to the physical delivery of LNG include natural disasters, mechanical failures, grounding, fire, explosions and collisions, piracy, human error and war, sanctions and terrorism. For example, our purchases of LNG under our long-term purchase agreement will be FOB, but our sales to customers may be as Delivery Ex Ship or as regasified LNG, exposing us to the foregoing shipping and regasification risks. Because the factors affecting the supply and demand of LNG are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

In addition, initiatives to reduce greenhouse gas emissions and other future legislation and regulations, such as those relating to the transportation and security of LNG, or increased use of other energy sources such as solar and wind, could affect the long-term demand for LNG or regasified LNG. Our long-term LNG purchase agreement has a term of 20 years, pursuant to which we are committed to purchase certain volumes regardless of the demand for LNG or regasified LNG. A reduction in demand could materially adversely affect our financial condition and operating results.

Cyclical or other changes in the demand for and price of LNG and natural gas and LNG regasification capacity may adversely affect our business and the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international and domestic natural gas and LNG markets. Natural gas and LNG prices and demand for and price of LNG regasification capacity have at various times been and may become volatile due to one or more of the following factors:

•
additions to competitive regasification capacity;
•
imposition of tariffs;
•
insufficient or oversupply of natural gas liquefaction or export capacity worldwide;
•
insufficient LNG tanker capacity;
•
weather conditions and natural disasters;
•
reduced demand and lower prices for natural gas over an extended period;
•
higher LNG prices, which could make other fuels more competitive in the markets where we operate;

•
increased natural gas production deliverable by pipelines in the markets where we operate, which could suppress demand for LNG;
•
decreased oil and natural gas exploration activities, including shut-ins and possible proration, which have begun and may continue to decrease the production of natural gas available for liquefaction;
•
cost improvements that allow competitors to offer LNG regasification services at reduced prices;
•
changes in supplies of, and prices for, alternative energy sources, such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG or natural gas in the markets where we operate;
•
political conditions;
•
adverse relative demand for LNG compared to other markets;
•
changes in economic conditions of countries where we operate or purchase or sell LNG and natural gas; and
•
cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG, could result in increases in prices for natural gas or LNG or result in a mark-to-market of the value of our LNG inventory, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

The market for LNG regasification services is competitive, and we may not be able to compete successfully, which would adversely affect our business, results of operations and financial condition.

The market for LNG regasification services in which we operate is competitive, especially with respect to the securing of long-term contracts. New competitors could enter the market for FSRUs and operate larger fleets through consolidations, acquisitions or the purchase of new vessels and may be able to offer lower rates and more modern fleets. Competition may also prevent us from achieving our goal of profitably expanding into other parts of the natural gas value chain.

We typically enter into long-term, fixed-rate regasification contracts with our customers, either in the form of time charters or terminal use agreements. The process of securing new long-term regasification contracts is highly competitive and generally involves an intensive screening process and competitive bids, often lasting for several months. Regasification contracts are awarded based upon a variety of factors relating to the vessel operator, including, but not limited to:

•
FSRU experience and quality of ship operations;
•
shipping industry relationships and reputation for customer service and safety;
•
technical ability and reputation for operation of highly specialized vessels, including FSRUs;
•
quality and experience of seafaring crew;
•
financial stability;
•
construction management experience, including (i) relationships with shipyards and the ability to secure suitable berths and (ii) the ability to obtain on-time delivery of new FSRUs according to customer specifications;
•
willingness to accept operational and other risks, such as allowing customer termination rights for extended operational failures and force majeure events;
•
the ability to commence operations quickly; and
•
price competitiveness.

We expect substantial competition for providing flexible storage and regasification services for LNG import projects from a number of experienced companies, including state-sponsored entities and major energy companies. We anticipate that an increasing number of marine transportation companies, including many with strong reputations and extensive resources and experience, will enter the FSRU market and LNG transportation market. This increased competition may cause greater price competition for LNG regasification contracts. As a result of these factors, we may be unable to expand our relationships with existing customers or obtain new customers on a profitable basis, which could have a material adverse effect on our business, results of operations and financial condition.

Hire rates for FSRUs may fluctuate substantially, and lower rates could have a material adverse effect on our business, results of operations and financial condition.

Hire rates for FSRUs fluctuate over time as a result of changes in the supply-demand balance relating to current and future vessel supply. This supply-demand relationship largely depends on a number of factors outside our control. For example, driven in part by an increase in LNG production capacity, the market supply of FSRUs has been increasing as a result of the construction of new vessels before LNG import projects have matured to the point of entering into regasification contracts. Previously, the increase in supply has resulted in increased competition for these contracts, resulting in lower FSRU prices for recent contracts awarded. The Russia-Ukraine war, however, has caused FSRU contract prices to increase as European customers look to displace Russian gas and ensure their energy security. The LNG market is also closely connected to worldwide natural gas prices and energy markets, which we cannot predict. An extended decline in natural gas prices that leads to reduced investment in new liquefaction facilities could adversely affect our ability to re-charter our vessels at acceptable rates or to acquire and profitably operate new FSRUs. Similarly, an increase in natural gas prices could cause our potential customers, particularly in emerging markets, to be unable to afford LNG, reducing the demand for FSRUs. Accordingly, this could have a material adverse effect on our business, results of operations and financial condition.

Our operations may be impacted by, and growth of our business may be limited by, many factors, including infrastructure constraints and community and political group resistance to existing and new LNG and natural gas infrastructure over concerns about the environment, safety and terrorism.

The number of existing LNG import terminal projects is limited, and new or expanded LNG import terminal projects are highly complex and capital intensive. Many factors could negatively affect continued development of LNG-related infrastructure, including floating storage and regasification, or disrupt the supply of LNG, including:

•
limited downstream infrastructure limiting the development of new or expanded import terminals;
•
local community resistance to proposed or existing LNG facilities based on safety, environmental or security concerns;
•
any significant explosion, spill or similar incident involving an LNG facility or vessel involved in the LNG transportation, storage and regasification industry, including an FSRU or LNGC; and
•
labor or political unrest affecting existing or proposed sites for LNG regasification terminals.

We expect that, in the event any of the factors discussed above negatively affect us, we may abandon some of our plans to expand existing or develop new LNG regasification terminals and other downstream infrastructure or these plans may be significantly delayed. If the LNG supply chain is disrupted or does not continue to grow, or if a significant explosion, spill or similar incident occurs within the LNG transportation, storage and regasification industry, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon a variety of factors, including our future ability to successfully market regasified LNG to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the United States, Argentina, Bangladesh, Brazil, Europe, Pakistan, the UAE and countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, enter into long-term GSAs or power purchase agreements with end-users, acquire and transport LNG at attractive prices, develop infrastructure, as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of regasified LNG, the price at which we will be able to sell such regasified LNG or our costs of procuring LNG. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with gas customers, energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

Our strategy may evolve over time, and our ability to execute our business strategy is uncertain. It can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Any one or more of the following factors may have a material adverse effect on our ability to implement our strategy and achieve our targets:

•
inability to achieve our target costs or our target pricing for long-term contracts;
•
failure to develop strategic relationships;
•
failure to develop cost-effective logistics solutions;
•
failure to manage expanding operations in the projected time frame;
•
failure to win new bids or contracts on the terms, size and within the time frame we need to execute our business strategy;
•
inability to attract and retain personnel in a timely and cost-effective manner;

•
failure of investments in technology and machinery, such as regasification technology, to perform as expected;
•
increases in competition, which could undermine our profits;
•
inability to source LNG in sufficient quantities and/or at economically attractive prices;
•
failure to anticipate and adapt to new trends in the energy sector of the countries where we operate;
•
increases in operating costs, including the need for repairs and maintenance, capital improvements, insurance premiums, general taxes, real estate taxes and utilities or other costs that affect our profit margins;
•
inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;
•
general economic, political and business conditions in the United States, Argentina, Bangladesh, Brazil, Europe, Pakistan, the UAE and in the other geographic areas in which we operate or intend to operate;
•
inflation, depreciation of the currencies of the countries in which we operate and fluctuations in interest rates;
•
failure to obtain approvals from governmental regulators and relevant local authorities for the construction and operation of potential future projects and other relevant approvals;
•
existing and future governmental laws and regulations;
•
inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us; or
•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States, the other jurisdictions in which we operate and elsewhere, which in turn will likely affect demand for crude oil and natural gas.

If we experience any of these failures, such failure may adversely affect our financial condition, results of operations and ability to execute our business strategy.

We may be subject to litigation, arbitration or other claims which could materially and adversely affect us.

We may in the future be subject to litigation and enforcement actions, such as claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. In the event of any litigation or enforcement action, we would establish warranty, claim or litigation reserves that we believe are adequate; we cannot be certain, however, of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages against us beyond our reserves. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

If our trademarks, service marks and trade names are not adequately protected, we may not be able to build or maintain name recognition in our markets of interest, and our competitive position may be harmed.

The registered or unregistered trademarks, service marks or trade names (collectively, “trademarks”) that we own may be challenged, infringed, circumvented, declared generic or descriptive, lapsed or determined to be infringing on or dilutive of other marks. During trademark registration proceedings, we may receive rejections of our applications by the U.S. Patent and Trademark Office (“USPTO”), or comparable agencies in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Furthermore, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. We may not be able to protect our rights in these trademarks, which we need in order to build name recognition with potential customers. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion and loss of goodwill. If they succeed in registering or developing common-law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trademark infringement or unfair competition claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we cannot obtain, maintain, protect or enforce the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, our business, prospects, financial condition, results of operations, cash flow and liquidity may be adversely impacted.

We rely upon patent and trademark laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors from duplicating our processes or technology; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage. Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks.

Further, the laws of certain countries, including countries where we have not applied for patent protection or trademark or other intellectual property registration, may not be as protective of intellectual property and proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property and proprietary rights may be inadequate. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Filing, prosecuting, maintaining, and defending our intellectual property in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some applicable jurisdictions. The lack of adequate legal protections of intellectual property or failure of legal remedies or related actions in jurisdictions outside of the United States or failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Any enforcement of our intellectual property may provoke third parties to assert counterclaims against us. Furthermore, claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services.

Claims by third parties that we infringe, misappropriate or otherwise violate their proprietary technology or other intellectual property rights could harm our business. Our competitors and other third parties hold numerous trademarks, patents, copyrights, trade secrets and other intellectual property rights related to technology used in our industry and may hold or obtain trademarks, patents, copyrights, trade secrets and other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. Our success depends, in part, on our ability to develop our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of others. From time to time, we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. In addition, if we are found to infringe, misappropriate or otherwise violate any third-party intellectual property, we may be required to obtain a license to such third-party intellectual property, pay substantial damages, ongoing royalty or license payments, fees, cease offering our product offering or using certain technologies, require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or comply with other unfavorable terms. Furthermore, we could be found liable for treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. If we are required to obtain a license from any third party, such license may not be available at all or on commercially reasonable terms. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during any intellectual property-related litigation. Any of the foregoing could cause potential customers to refrain from purchasing our solutions or services or otherwise cause us reputational harm and result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

Our current operations and future projects are subject to the inherent risks associated with LNG, natural gas and power and maritime operations and other risks, including shipping and transportation of hazardous substances, explosions, pollution, release of toxic substances, fires, seismic events, hurricanes and other adverse weather conditions, acts of aggression or terrorism and other hazards, each of which could result in significant delays in commencement or interruptions of operations or result in damage to or destruction of our facilities and assets or damage to persons and property. Some of the regions in which we operate are affected by hurricanes or tropical storms. We do not, nor do we intend to, maintain insurance against all of these risks and losses, and the business interruption insurance that we do carry may not be adequate to pay for the full extent of loss from a covered incident. In particular, we do not carry business interruption insurance for hurricanes and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses or delays which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future. For example, environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A significant release of natural gas, marine disasters or natural disasters could result in losses that exceed our insurance coverage, which could harm our business, financial condition and operating results. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions.

We intend to operate in jurisdictions that have experienced and may in the future experience significant political volatility. Our projects and developments could be negatively impacted by political disruption including risks of delays to our development timelines and delays related to regime change in the jurisdictions in which we intend to operate. We maintain industry-standard war risk insurance, but we do not carry political risk insurance currently. If we choose to carry political risk insurance in the future, it may not be adequate to protect us from loss, which may include losses as a result of project delays or losses as a result of business interruption related to a political disruption. Any attempt to recover from loss from political disruption may be time-consuming and expensive, and the outcome may be uncertain.

Changes in the insurance markets attributable to terrorist attacks or political change may also make certain types of insurance more difficult for us to obtain. In addition, the insurance that may be available may be significantly more expensive than our existing coverage.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our operations, including joint ventures, outside of the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal and economic risk.

Our operations, including joint ventures, outside of the United States are subject to the risks normally associated with any conduct of business in foreign countries including:

•
changes in laws or policies of particular countries, including those relating to duties, imports, exports and currency; the cancellation or renegotiation of contracts;
•
the imposition of net profits payments, tax increases or other claims by government entities, including retroactive claims;
•
a disregard for due process and the rule of law by local authorities;
•
the risk of intervention, expropriation and nationalization;
•
delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities;
•
increased disclosure requirements;
•
currency fluctuations, restrictions on the ability of local operating companies to hold U.S. dollars or other foreign currencies in offshore bank accounts, and limitations or delays on the repatriation of earnings or conversion of local currency to U.S. dollar to pay required expenses;
•
our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions;

•
import and export regulations;
•
increased regulatory requirements and restrictions, including environment- and health-related regulations; and
•
increased financing costs.

Threats or instability in a country caused by political events, including elections, change in government, changes in personnel or legislative bodies, military control, civil disturbances, foreign relations or the imposition of sanctions, present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. The risks include increased “unpaid” state participation, higher taxation levels and potential expropriation. Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements. Changes in policy or law may have a material adverse effect on our business, financial condition and results of operations.

These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our businesses, financial position or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

We operate, invest in companies or engage in joint ventures in countries with developing economies and in areas of the world where there are heightened political and security risks. It is difficult to predict the future political, social and economic direction of the countries in which we operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition and results of operations.

An increase in the frequency and severity of weather events, including as a result of global climate change, could have a material adverse effect on the economies in the markets in which we operate or plan to operate and could result in an interruption of our operations, possibly leading to a termination right for customers under our contracts, a delay in the completion of our infrastructure projects or higher construction, repair and maintenance costs, all of which could adversely affect us.

Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms, hurricanes, cyclones and typhoons will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of regasification terminals and downstream facilities or affect our ability to import LNG or sell natural gas. In particular, if one of the regions in which our facilities are operating or under development is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur.

Weather events such as storms and collateral effects, or other disasters such as explosions, fires, seismic events, floods or accidents, could result in damage to our facilities, including at our regasification terminals and other facilities, interruption of our operations or our supply chain and delays or cost increases in the construction and the development of our planned facilities and higher repair and maintenance costs. Effects of changes in the global climate, such as increased frequency and severity of storms, floods and rising sea levels could have an adverse effect on our marine and coastal operations.

We have identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations, impact investor confidence and the price of our Class A Common Stock or cause our access to the capital markets to be impaired.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparation of our 2020 and 2019 financial statements to meet the requirements applicable for our 2022 IPO, we identified the following material weaknesses in our internal control over financial reporting which were previously disclosed in our Registration Statement on Form S-1 filed on January 7, 2022, that continue to exist as of December 31, 2022. We did not design and maintain an effective control environment commensurate with public company financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls, accounting and tax knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with accounting and financial reporting requirements.

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

These material weaknesses resulted in adjustments to selling, general and administrative expenses, cost of revenue and vessel operating expenses, provision for income taxes and related account balances and disclosures as of and for the years ended December 31, 2020 and 2019.

Additionally, each of the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation of Previously Identified Material Weaknesses

We previously identified and disclosed in our Registration Statement on Form S-1 filed on January 7, 2022 the following material weaknesses in our internal control over financial reporting, each of which has been remediated as of December 31, 2022, as described below:

•
We did not maintain a sufficient complement of personnel with an appropriate degree of incomration technology (“IT”) knowledge, experience and training;
•
We did not design and maintain effective controls over the proper timing of revenue recognition for dry-dock revenue contracts;
•
We did not design and maintain effective controls to analyze compliance with non-financial debt covenants and conditions;
•
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

To remediate the material weaknesses, we designed and implemented new or enhanced controls and took other actions to improve our internal control over financial reporting, including:

•
Designed and implemented a new control over the proper timing of revenue recognition for dry-dock revenue contracts;
•
Designed and implemented a new control to analyze compliance with non-financial debt covenants and conditions;
•
Expanded our IT team to add additional qualified resources, including hiring a Vice President over IT and IT Security Director; and
•
Designed and implemented IT general controls and related procedures for information systems that are relevant to the preparation of our financial statements in the areas of user access, program change management, computer operations, and program development.

We determined that the remediated controls described above are designed effectively and have operated for a sufficient period of time to appropriately address the material weaknesses described above. Additionally, management has concluded, through testing, that these controls are operating effectively and the material weaknesses described above have been remediated as of December 31, 2022.

Status of Remediation Actions

As it relates to the material weaknesses that continue to exist as of December 31, 2022, we have performed the following remediation actions as of that date:

•
Expanded our accounting, tax and finance teams to add additional qualified resources, which included third-party consultants. We have hired new experienced accounting leadership team members in the following positions: Vice President, Controller and Chief Accounting Officer; Vice President of Tax; Assistant Corporate Controller; Director over International Accounting Operations; and Senior Manager over Income Tax Provision. In addition, we hired a Treasurer;
•
Established an Internal Audit function. We hired a Vice President of Internal Audit and team members experienced in audit and control design who worked with company personnel to establish and document policies and controls including providing additional training and guidance on requirements and control processes;

Additionally, we are in the process of designing and implementing controls related to the period-end financial reporting process, including controls related to business performance reviews and manual journal entries, and the completeness and accuracy of our income tax provision. The design and implementation of these controls is in progress and will require validation and testing of their design and operating effectiveness over a sustained period of time. As a result, the timing of when we will be able to remediate the material weaknesses is uncertain. We may also conclude that additional measures will be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) policies and expectations in this area are rapidly evolving. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, costs related to litigation and the business, financial condition or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific business of transportation and regasification of LNG and sale of natural gas in which we are engaged. Such ESG corporate transformation calls for an increased resource allocation to serve the necessary changes in that sector, increasing costs and capital expenditure. If we do not meet these standards, our business or our ability to access capital could be harmed.

Additionally, certain investors and lenders may exclude companies engaged in the transportation and regasification of LNG and sale of natural gas, such as us, from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing those markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging ESG requirements. Similarly, these policies may negatively impact the ability of other businesses in our supply chain, including natural gas producers, as well as users of LNG and natural gas, to access debt and capital markets. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Our statements and policies related to sustainability and other ESG goals, objectives and priorities reflect our current plans and do not constitute a guarantee that they will be achieved or fulfilled. Our efforts to research, establish, accomplish and accurately report on these goals, objectives and priorities expose us to numerous operational, reputational, financial, legal and other risks. In particular, our ability to achieve any stated goal, objective and priority, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters, now and in the future, may not always comply with evolving and disparate standards for identifying, measuring and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future.

Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business.

Our operations are subject to risks related to outbreaks of infectious diseases, such as the Covid-19 pandemic. The Covid-19 pandemic negatively affected, and any future pandemic or epidemic could negatively affect, economic conditions, including energy price volatility, the supply chain, the labor market and the demand for LNG, and may otherwise impact our operations and the operations of our customers and suppliers. During the Covid-19 pandemic, our operations were impacted, including in the following ways: canceled or delayed crew changes; delayed maintenance and repairs for our vessels; unavailability and shortages of spare parts for our vessels; implementation of remote vessel inspection and certification methods; and the incurrence of additional costs.

Potential worker shortages due to outbreaks and travel and social distancing restrictions imposed by governments or corporate policies could impose constraints on our ability to comply with deadlines and requirements set forth in environmental laws and regulations to which our operations are subject, including inspection, monitoring, reporting, certification and training requirements. In addition, the impact of the Covid-19 pandemic or any future pandemic, including governmental and other third-party responses thereto, on our customers could enhance the risk of nonpayment by such customers under our contracts and negatively affect our business, results of operations and financial condition.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or between foreign powers or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, result in uninsured losses, result in the termination of certain customer contracts, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for natural gas and our services and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Governments could requisition our vessels during a period of war or emergency resulting in a loss of earnings.

Governments of the port states where our FSRUs are located could requisition for title, requisition for hire or seize our vessels. Generally, requisitions occur during a period of war or emergency, including an emergency declared by a government. Although our time charter contracts generally entitle us to compensation from our customer in the event of a requisition of one or more of our vessels, the amount and timing of payments, if any, would be uncertain. A government requisition of one or more of our vessels may cause us to breach covenants in certain of our credit facilities. Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We may incur impairments to long-lived assets.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, including a significant decline in the market price of our Class A Common Stock, reduced estimates of future cash flows for our business or disruptions to our business could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

FSRU vessel values may fluctuate substantially, and a decline in vessel values may result in impairment charges, the breach of our financial covenants or a loss on the vessels, if these values are lower at a time when we are attempting to dispose of vessels.

Vessel values for FSRUs can fluctuate substantially over time due to a number of different factors, including:

•
prevailing economic conditions in the LNG, natural gas and energy markets;
•
a substantial or extended decline or increase in demand for LNG;
•
increases in the supply of vessel capacity;
•
the size and age of a vessel;
•
the remaining term on existing time charters; and
•
the cost of retrofitting or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

As our vessels age, the expenses associated with maintaining and operating them are expected to increase, which could have an adverse effect on our business and operations if we do not maintain sufficient cash reserves for maintenance and replacement capital expenditures. Moreover, the cost of a replacement vessel would be significant.

If a regasification contract terminates, we may be unable to re-deploy the affected vessel at attractive rates and, rather than continue to incur costs to maintain and finance the vessel, we may seek to dispose of the vessel. Our inability to dispose of a vessel at a reasonable value could result in a loss on the sale and adversely affect our ability to purchase a replacement vessel, financial condition and results of operations. A decline in the value of our vessels may also result in impairment charges or the breach of certain of the ratios and financial covenants we are required to comply with in our credit facilities.

Information system failures, cyber incidents or breaches in security could adversely affect us.

We rely on accounting, financial, operational, management and other information systems to conduct our operations, including our vessel operations. Our information systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by our employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. For example, we or our customers or suppliers may be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. In addition, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could also harm our business.

In particular, our vessels rely on information systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications and cargo management. We have in place safety and security measures on our vessels and onshore operations to secure our vessels against cyber-security attacks and any disruption to their information systems. However, these measures and technology may not adequately prevent security breaches despite our continuous efforts to upgrade and address the latest known threats, which are constantly evolving and have become increasing sophisticated. If these threats are not recognized or detected until they have been launched, we may be unable to anticipate these threats and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. A disruption to the information system of any of our vessels could lead to, among other things, incorrect routing, collision, grounding and propulsion failure.

Our insurance coverage may not be adequate to cover costs, expenses and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could adversely affect our reputation and our business, financial condition and/or results of operations. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed.

Security breaches could also significantly damage our reputation with customers and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may discourage customers from doing business with us, which could harm our business. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Risks Related to the Financing of Our Business

Access to financing may not be available on favorable terms, or at all, which could adversely affect our ability to grow our business.

Historically, we have funded our day-to-day operational requirements, capital expenditures, and repayment of indebtedness through debt financing, equity contributions and operating cash flows. Our access to additional third-party sources of financing will depend, in part, on:

•
domestic and international debt and equity market conditions;
•
acceptable interest rates;
•
the market’s perception of our growth potential;
•
our current debt levels;
•
our current and expected future earnings;
•
restrictions in our customer contracts to pledge or place debt on our assets;
•
risk allocation requirements for limited recourse financing vehicles;

•
creditworthiness of potential customers and lenders;
•
our cash flow; and
•
the market price per share of our Class A Common Stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods when new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us, particularly as a result of rising interest rates, or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our debt level and finance lease liabilities may limit our flexibility in obtaining additional financing, refinancing credit facilities upon maturity or pursuing other business opportunities.

As of December 31, 2022, we had outstanding principal on long-term debt to third parties of $214.3 million and principal on long-term debt to related parties of $188.4 million. In addition, as of December 31, 2022, we had finance lease liabilities to third parties of $231.2 million. For more information regarding our long-term debt and lease liabilities, including applicable interest rates, maturity dates and security interests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” If we acquire additional vessels or businesses or enter into new credit facilities, our consolidated debt may significantly increase.

Our debt level could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be limited, or such financing may not be available on favorable terms;
•
we will need a substantial portion of our cash flows to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations and future business opportunities;
•
our debt level may make us vulnerable to competitive pressures or a downturn in our business or the general economy; and
•
our debt level may limit our flexibility in responding to changing business and economic conditions.

Our ability to service or refinance our debt will depend on, among other things, our future financial and operating performance as well as the overall credit worthiness of our customer base, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service or refinance our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring our debt, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

In addition, a portion of our variable rate indebtedness may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and 2 month U.S. Dollar (“USD”) LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published after June 30, 2023. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by Treasury securities, as an alternative to LIBOR. As a result of the cessation of LIBOR, we are evaluating the actions we will take to replace LIBOR with SOFR. SOFR may fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the market.

The volatility of the global financial markets and uncertain economic conditions may adversely impact our results of operations, financial condition, cash flows and ability to obtain financing or refinance our existing and future credit facilities on acceptable terms, which may negatively impact our business.

Concerns over global economic conditions, energy costs, geopolitical issues (including the Russia-Ukraine war), supply chain disruptions, inflation and the availability and cost of credit have contributed to increased economic uncertainty. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for natural gas and LNG could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on natural gas and LNG prices and stagnation or deterioration in global economic conditions could result in less demand for our services. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. These conditions could have a material adverse effect on our business, financial condition and results of operations.

Increased volatility in the financial markets and potential solvency concerns about our counterparties could make the availability and cost of obtaining money from the public and private equity and debt markets more difficult. Lenders may increase interest rates, enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt and reduce or cease to provide funding to borrowers and other market participants, including equity and debt investors. Some lenders may be unwilling to invest on attractive terms or even at all. Due to these factors, we cannot be certain that financing will be available if needed and to the extent required, or that we will be able to refinance our existing and future credit facilities, on acceptable terms or at all. If financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

Until recently, global financial markets had operated in an ultra-low interest rate environment since the 2008 financial crisis, which has resulted in abnormal fund flows and traditional investment grade versus non-investment grade credit spreads. If interest rates and credit spreads continue to rise and revert to more normal patterns, it could adversely impact our ability to maintain investment returns and/or affect the investment returns of future project opportunities.

Our financing agreements are secured by certain of our vessels and contain operating and financial restrictions and covenants that may restrict our business, financing activities and ability to pay dividends to our shareholders.

Our obligations under our financing arrangements, including the Amended Credit Agreement (as defined herein), are secured by various forms of collateral, including, but not limited to, pledged or assigned customer contracts and certain of our vessels and guaranteed by our subsidiaries holding the interests in our vessels. Our loan agreements impose, and future financial obligations may impose, significant operating and financial restrictions on us. These restrictions may require the consent of our lenders, or may prevent or otherwise limit our ability to, among other things:

•
merge into, or consolidate with, any other entity or sell, or otherwise dispose of, all or substantially all of our assets;
•
make or pay dividends and certain other distributions;
•
incur additional indebtedness;
•
make certain investments;
•
incur liens;
•
enter into transactions with affiliates;
•
enter into sale-leaseback transactions;
•
incur or make any capital expenditures; or
•
materially amend or terminate our customer contract for the vessel that secures the financing.

Our loan agreements and lease financing arrangements also require us to maintain specific financial levels and ratios, including, as applicable, minimum amounts of available cash, minimum levels of stockholders’ equity, minimum consolidated interest coverage, maximum consolidated total leverage, maximum loan amounts to value, and collateral vessel maintenance coverage. If we were to fail to maintain these levels and ratios without obtaining a waiver of covenant compliance or modification to the covenants, we would be in default of our loans and lease financing agreements, which, unless waived by our lenders, could provide our lenders with the right to require us to increase the minimum value held by us under our equity and liquidity covenants, increase our interest payments, pay down our indebtedness to a level where we are in compliance with our loan covenants, sell vessels in our fleet or reclassify our indebtedness as current liabilities and could allow our lenders to accelerate our indebtedness and foreclose their liens on our vessels, which could result in the loss of our vessels. If our indebtedness is accelerated, we may not be able to refinance our debt or obtain additional financing, which would impair our ability to continue to conduct our business. Refinanced credit facilities and future credit facilities may also contain financial and operating covenants that are more restrictive than our current set of financial covenants.

Events beyond our control, including changes in the economic and business conditions in the industry in which we operate, interest rate developments, changes in the funding costs of our banks, changes in vessel earnings and asset valuations and outbreaks of epidemic and pandemic diseases, such as the recent outbreak of Covid-19, may affect our ability to comply with these covenants. In the past, we did not maintain compliance with these covenants. As of December 31, 2020, we were not in compliance with three non-financial covenants under two loan agreements with external banks. Subsequent to December 31, 2020, two non-financial covenants were cured, and a waiver was obtained for the remaining non-financial covenant such that we are no longer in an event of default. We were in compliance with all covenants as of December 31, 2022 but cannot provide any assurance that we will continue to meet these ratios or satisfy our financial or other covenants or that our lenders will waive any failure to do so.

Maritime claimants could arrest our vessels, which could interrupt our cash flow.

If we are in default on certain kinds of obligations related to our vessels, such as those to our lenders, crew members, suppliers of goods and services to our vessels or shippers of cargo, these parties may be entitled to a maritime lien against one or more of our vessels. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. In certain jurisdictions, claimants could try to assert “sister ship” liability against one vessel in our fleet for claims relating to another of our vessels. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay to have the arrest lifted. This would negatively impact our revenues and reduce our cash flow.

Failure to maintain sufficient working capital could limit our growth and harm our business, financial condition and results of operations.

We have significant working capital requirements, primarily driven by the delay between the purchase of LNG and payment for natural gas and the extended payment terms that we offer our customers. Differences between the date when we pay our suppliers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, such as the development of our facilities, which may harm our business, financial condition and results of operations.

We are exposed to U.S. dollar and foreign currency fluctuations and devaluations and interest rate changes that could harm our reported revenue and results of operations.

Our principal currency for our operations and financing, and the currency in which we generate the majority of our revenues, is the U.S. dollar. Apart from the U.S. dollar, we incur a portion of capital, operating and administrative expenses in multiple currencies. The amount of our revenues denominated in a particular currency in a particular country may vary from the amount of expenses incurred by our operations in that country, given that certain costs may be incurred in a currency different from the local currency of that country.

Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladeshi Taka, which could affect the amount of net income that we report in future periods. In the future, we may use financial derivatives to hedge some of our currency exposure. At times, revenue may be generated in local currency, which could be subject to currency fluctuations and devaluations. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Brazilian Real has experienced significant fluctuations relative to the U.S. dollar in the past.

In the future, we may use financial derivatives to hedge some of this currency exposure. In addition, we use interest rate hedges to manage our exposure to variable interest rates on our outstanding indebtedness. Although we may manage risks associated with fluctuations in interest rates through financial hedging instruments, fluctuations in interest rates and counterparty risk could have a material adverse effect on our results. The use of financial derivatives involves certain risks, including the risk that losses on a hedged position could exceed the nominal amount invested in the instrument and the risk that the counterparty to the derivative transaction may be unable or unwilling to satisfy its contractual obligations, which could have an adverse effect on our results.

Any use of commodity hedging arrangements may adversely affect our future operating results or liquidity.

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of LNG and sale of natural gas, we have entered and may in the future enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when expected supply is less than the amount hedged, the counterparty to the hedging contract defaults on its contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change. Failure to properly hedge any positions that we may have from time to time against changes in natural gas prices could also have a material adverse effect on our business, financial condition and operating results.

Risks Related to Regulations

Our operations are subject to various international treaties and conventions and national and local environmental, health, safety and maritime conduct laws and regulations. Compliance with these obligations, and any future changes to laws and regulations applicable to our business, may have an adverse effect on our business.

Our operations are affected by extensive and changing international treaties and conventions, and national and local environmental protection, health, safety and maritime conduct laws and regulations, including those in force in international waters, the jurisdictional waters of the countries in which our vessels operate and the onshore territories in which our facilities are located, as well as Belgium and the Marshall Islands where our vessels are registered. These include rules governing response to and liability for oil spills, discharges to air and water, maritime transport of certain materials, discharge of ballast water and the handling and disposal of hazardous substances and wastes. In addition, our vessels are subject to safety and other obligations under law and the requirements of the classification societies that certify our vessels relating to safety and seaworthiness.

The operation of our vessels is affected by the requirements set forth in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”). The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. If we fail to comply with the ISM Code, we may be subject to increased liability, our existing insurance coverage for our affected vessels may be invalidated or the availability of insurance coverage may decrease, and such issues may result in a denial of access to, or detention in, certain ports.

Compliance with and limitations imposed by these laws, regulations, treaties, conventions, and other requirements, and any future additions or changes to such laws or requirements, may increase our costs or limit our operations and have an adverse effect on our business. Failure to comply can result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations, including, in certain instances, seizure or detention of our vessels. In addition, these requirements can affect the resale value or useful lives of our ships, require a reduction in cargo capacity, necessitate ship modifications or operations changes or lead to decreased availability of insurance coverage for environmental matters. We also believe that the heightened environmental, quality and security concerns of insurance underwriters, regulators and charterers will generally lead to additional regulatory requirements, including enhanced risk assessment and security requirements, as well as greater inspection and safety requirements on all LNG carriers in the marine transportation market. These requirements are likely to add incremental costs to our operations, and the failure to comply with these requirements may affect the ability of our ships to obtain and, possibly, recover from, insurance policies or to obtain the required certificates for entry into the different ports where we operate.

Some environmental laws and regulations, such as the U.S. Oil Pollution Act of 1990, or “OPA,” provide for potentially unlimited joint, several and strict liability for owners, operators and demise or bareboat charterers for oil pollution and related damages. OPA applies to discharges of any oil from a ship in U.S. waters, including discharges of fuel and lubricants from an LNGC, even if the ships do not carry oil as cargo. In addition, many states in the United States bordering a navigable waterway have enacted legislation providing for potentially unlimited strict liability without regard to fault for the discharge of pollutants within their waters. We also are subject to other laws outside the United States and international conventions that provide for an owner or operator of LNGCs to bear strict liability for pollution.

Climate change concerns and greenhouse gas regulations and impacts may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions from vessels. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. Although the emissions of greenhouse gases from international shipping currently are not subject to the international treaty on climate change known as the Paris Agreement, a new treaty or IMO regulations may be adopted in the future that includes restrictions on shipping emissions. In 2016, the IMO reaffirmed its strong commitment to continue to work to address greenhouse gas emissions from ships engaged in international trade. The IMO adopted an initial GHG reduction strategy in 2018 as a framework for further action with adoption of a revised IMO strategy targeted for 2023 (the “IMO GHG Strategy”). Consistent with the IMO GHG Strategy goal of reducing GHG emissions from international shipping by at least 50% by 2050, as compared to 2008 levels, IMO’s MEPC agreed upon draft amendments to MARPOL Annex VI that would establish an enforceable regulatory framework to reduce greenhouse gas emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an Energy Efficiency Existing Ship Index, an operational CII and an enhanced Ship Energy Efficiency Management Plan. These amendments were formally adopted at the 2021 MEPC session and will enter into force on January 1, 2023. Such legislation or regulations has required and may in the future require additional capital expenditures or operating expenses, such as increased costs for low-sulfur fuel needed to meet IMO 2020 requirements, for us to maintain our vessels’ compliance with international and/or national regulations.

In addition, in September 2021, a group of over 150 companies, including shipping companies, oil companies and port authorities, called on regulators to require the shipping industry to be fully decarbonized by 2050.

The EU has indicated it intends to implement regulations to limit emissions of greenhouse gases from vessels if such emissions are not regulated through the IMO and, in September 2020, the European Parliament approved draft legislation that would put in place measures to address greenhouse gas emissions from shipping. Further on July 14, 2021, the European Commission adopted a series of legislative proposals on how it intends to achieve climate neutrality in the EU by 2050 (Fit for 55 Package). The proposals include incorporating the shipping industry into the European Union Emissions Trading System (“EU ETS”). An agreement reached in November 2022 will extend the EU ETS to cover shipping and will require ship operators to pay for the greenhouse gas emissions during their voyages to, from and between EU ports, with a phase-in period starting in 2024. There is also an initiative to increase the demand and deployment of renewable alternative transport fuels, and a proposal to review the Energy Taxation Directive with regard to the current exemption of fuel used by ships from taxation. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and maintaining our vessels and could require us to make significant financial expenditures that we cannot predict with certainty at this time. Further, our business may be adversely affected to the extent that climate change results in sea level changes or more intense weather events.

Laws and regulations inside and outside the United States relating to climate change affecting the LNG and natural gas industry, including the use of natural gas to generate electricity, growing public concern about the environmental impact of climate change, and broader, economy-wide legislative initiatives to reduce or phase out the use of fossil fuels could adversely affect our business. For example, laws, regulations and other initiatives to shift electricity generation away from fossil fuels to renewable sources over time are at various stages of implementation and consideration and may continue to be adopted in the future in the markets in which we operate. Although it is our expectation that these efforts may reduce global demand for natural gas and increase demand for alternative energy sources in the long term, these changes may occur on a more accelerated basis then we currently project. According to the 27th Conference of the Parties to the United Nations Framework Convention on Climate (COP27), its central aim is to strengthen the global response to the threat of climate change by limiting a global temperature rise this century to 2.7 degrees Fahrenheit above pre-industrial levels and net zero by the early 2050s. The United States and EU have set themselves 2050 climate neutrality goals, while emerging countries like China and India are aiming for 2060 and 2070, respectively. Any long-term material adverse effects on the LNG and natural gas industry as a result of climate change and energy transition objectives could have a significant, adverse financial and operational impact on our business that we cannot predict with certainty at this time.

Failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-bribery legislation in other jurisdictions could result in fines, criminal penalties, contract terminations and an adverse effect on our business.

We are subject to anti-corruption laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits. Some of the jurisdictions in which we currently, or may in the future, operate may present heightened risks for corruption. Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with applicable anti-corruption laws, including the FCPA, it is highly challenging to adopt policies and procedures that ensure compliance in all respects with such laws, particularly in high-risk jurisdictions. Developing and implementing policies and procedures is a complex endeavor, and detecting, investigating, and resolving actual or alleged violations is expensive and could consume significant time and attention of our senior management. There is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

If we are not in compliance with anti-corruption laws and regulations, including the FCPA, we may be subject to costly and intrusive criminal and civil investigations as well significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and control, as well as potential personnel change and disciplinary actions. In addition, non-compliance with anti-corruption laws could constitute a breach of certain covenants in operational or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship with current and potential customers as well as our reputation generally. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, liquidity and future business prospects.

We are subject to numerous governmental international trade and economic sanctions laws and regulations. Our failure to comply with such laws and regulations could subject us to liability and have a material adverse impact on our business, results of operations or financial condition.

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries in which we do or seek to do business. We must also comply with U.S. international trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in response to Russia’s expanded invasion of Ukraine in February 2022, the United States and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to

Russian or Belarusian political, business and financial organizations. The United States and other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. Although we take precautions to comply with all such laws and regulations, the violation of international trade and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse collateral consequences. Moreover, it is possible that we could invest both time and capital into a project involving a country or counterparty that may become subject to international trade controls or economic sanctions. If this were to occur, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties, impairing our ability to access U.S. capital markets and conduct our business.

In addition, in certain countries, we serve or expect to serve our customers through third-party agents and other intermediaries. Violations of applicable international trade and economic sanctions, and anti-corruption laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. There can be no assurance that we and our agents and other intermediaries will be in compliance with these provisions in the future. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, liquidity and future business prospects. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Although we believe that we have been in compliance with all applicable sanctions, embargo and anti-corruption laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.

None of our vessels have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our vessels to third parties we conduct comprehensive due diligence of the charterer and include prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, results of operations and prospects.

We are subject to various privacy, information security, and data protection laws, rules, and regulations that present an ever-evolving regulatory landscape across multiple jurisdictions and industry sections. Federal, state, and foreign legislators and/or regulators are increasingly adopting, specifying or revising privacy, information security, and data protection laws, rules, and regulations that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices (e.g., our collection, use, storing, sharing, retention and safeguarding and otherwise processing of certain types of consumer or employee information); and some of our current or planned business activities, which could further increase our costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, information security and data protection laws, rules and regulations (including those regarding security breach notification) related to individuals’ data (which may broadly include business-to-business contacts or employees data) to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve sharing information with third parties). Additionally, regulators may attempt to assert authority over our business in the area of privacy, information security and data protection. If our vendors also become subject to new and additional laws, rules and regulations in more stringent and expansive jurisdictions, this could result in increasing costs to our business. We cannot predict the effect compliance with any such laws or regulations may have on our operating environment.

For example, while we do not have more than incidental or occasional contacts with the state of California, we may be subject to the new California Privacy Rights Act (“CPRA”), which modifies the California Consumer Privacy Act of 2018, including to apply the law to business-to-business contacts’ and employees’ data. The CPRA went into effect January 1, 2023, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The effects of the CPRA, other similar state or federal laws, rules and regulations, and other future changes in laws, rules or regulations, may require us to modify our data processing practices and policies, could increase the cost of providing our offerings, require changes to our operations, or could cause us to incur potential liability in an effort to comply with such legislation. Other state legislatures have passed, or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, and the effects of this legislation may impact our business.

Internationally, many jurisdictions have established their own data security and privacy legal frameworks, including data localization and storage requirements, with which we may need to comply. For example, the EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018 and contains numerous requirements. The GDPR applies to (i) the processing of personal data carried out in the context of the activities of a company established in the EU; and (ii) the processing of personal data carried out by a company not established in the EU where such processing relates to (a) the offering of goods or services to data subjects who are in the EU, or (b) the monitoring of the behavior of data subjects who are in the EU. Specifically, the GDPR provides for numerous privacy-related provisions, including control for data subjects (e.g., the “right to be forgotten” and the right to data portability), the implementation of appropriate security measures, personal data breach notification requirements, and important administrative fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Considering our physical presence in Belgium and employment of individuals in the EU, complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by supervisory authorities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to potential increases in our compliance costs, increased potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding the transfers of personal data subject to the GDPR to countries outside the European Economic Area (“EEA”) that are not considered by the European Commission as providing an adequate level of protection (including the United States). In particular, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (“SCCs”) as an adequate personal data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the destination country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. We rely on a mixture of mechanisms to transfer personal data from the EEA to the U.S. (including having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data. Although the European Commission issued revised SCCs in June 2021, as supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EEA to maintain personal data in the EEA, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom, which is now governed by a United Kingdom version of the GDPR (combining the GDPR and the United Kingdom’s Data Protection Act 2018), potentially exposing us to two parallel regimes, each of which could authorize similar fines and potentially divergent enforcement actions for certain violations. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

Because the interpretation and application of many privacy and data protection laws, rules and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions and platform capabilities, which could adversely impact our business by requiring us to change our business activities or modify our solutions and platform capabilities and result in fines, lawsuits and other claims and penalties. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit growth, and otherwise adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to our businesses may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, rules and information security, our business may be harmed.

Risks Related to Our Organization and Structure and Tax Matters

We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and to make payments under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of equity interests in our subsidiaries. See “Business—Organizational Structure” in this Report for additional information. We have no independent means of generating revenue. Substantially all of our assets are held through subsidiaries of EELP. EELP’s cash flow is dependent on cash distributions from its subsidiaries, and, in turn, substantially all of our cash flow is dependent on cash distributions from EELP. We also incur expenses related to our operations and will have obligations to make payments under the Tax Receivable Agreement. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.

EELP’s ability to make distributions to us depends on its subsidiaries’ ability to first satisfy their obligations to their creditors. We intend to cause EELP to make distributions to us pursuant to the EELP Limited Partnership Agreement in an amount sufficient to cover our expenses, all applicable taxes payable and dividends, if any, declared by us, and to enable us to make payments under the Tax Receivable Agreement. Deterioration in the financial conditions, earnings or cash flow of EELP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on EELP’s ability to first satisfy its obligations to its creditors.

In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon any liquidation, reorganization or insolvency is only after the claims of such subsidiaries’ creditors, including trade creditors, are satisfied. Furthermore, some of our financing arrangements contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. To the extent that we need funds, and our subsidiaries are restricted from declaring or paying such dividends or making such distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We will be required to pay over to the TRA Beneficiaries most of the tax benefits available to us in respect of our acquisition of interests of EELP, and the amount of those payments are expected to be substantial.

We entered into a Tax Receivable Agreement with EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) and the representative of the TRA Beneficiaries. The Tax Receivable Agreement provides for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to Excelerate entering into the Tax Receivable Agreement, including tax benefits attributable to payments that Excelerate makes under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these deemed net cash tax savings.

The term of the Tax Receivable Agreement commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. The actual future payments to the TRA Beneficiaries will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

The amount and timing of any payments under the Tax Receivable Agreement will vary depending on a number of factors, including the price of our Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging partner’s tax basis in its interests at the time of the relevant exchange; the depreciation and amortization periods that apply to the assets of EELP and its subsidiaries; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of EELP attributable to the exchanged EELP interests and certain other tax benefits (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels), the payments that we will be required to make to the holders of rights under the Tax Receivable Agreement could be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by EELP are not sufficient to permit us to make payments under the Tax Receivable Agreement.

In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.

The Tax Receivable Agreement provides that if (i) we exercise our right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all of the TRA Beneficiaries) or in part (that is, with respect to some benefits due to the TRA Beneficiaries), (ii) we experience certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) we materially breach our obligations under the Tax Receivable Agreement, we will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss, deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any interests of EELP (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A Common Stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement at a rate equal to the lesser of (i) 6.5% and (ii) LIBOR (or an acceptable LIBOR replacement rate) plus 400 basis points.

Moreover, as a result of an elective early termination, a change in control or our material breach of our obligations under the Tax Receivable Agreement, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings under the Tax Receivable Agreement. Thus, our obligations under the Tax Receivable Agreement could have a substantial negative effect on our financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes in control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, we would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce its payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. Moreover, payments under the Tax Receivable Agreement are calculated on the basis of certain assumptions, which may deviate from reality, including, for example, (i) that the increase in tax basis of the assets of EELP that results from exchanges of Class B interests for shares of Class A Common Stock will be determined without regard to the existing tax basis of the assets of EELP and (ii) if Excelerate holds interests of EELP through one or more wholly-owned subsidiaries, the assumption that no such subsidiary exists and Excelerate holds all of its EELP interests directly. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) and we may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.

In certain circumstances, EELP will be required to make distributions to us and the other partners of EELP, and the distributions that EELP will be required to make may be substantial.

EELP is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not generally subject to entity-level U.S. federal income tax. Instead, taxable income will be allocated to partners, including us, pursuant to the EELP

Limited Partnership Agreement. EELP will make tax distributions to its partners, including us, which generally will be pro rata based on the ownership of EELP interests, calculated using an assumed tax rate, to help each of the partners to pay taxes on that partner’s allocable share of EELP’s net taxable income. Under applicable tax rules, EELP is required to allocate net taxable income disproportionately to its partners in certain circumstances. Because tax distributions may be determined based on the partner who is allocated the largest amount of taxable income on a per interest basis and on an assumed tax rate that generally is the highest rate applicable to any partner but will be made pro rata based on ownership of EELP interests, EELP may be required to make tax distributions that, in the aggregate, exceed the aggregate amount of taxes payable by its partners with respect to the allocation of EELP income.

Funds used by EELP to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions EELP will be required to make may be substantial and may significantly exceed (as a percentage of EELP’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments may significantly exceed the actual tax liability of the partners of EELP.

As a result of potential differences in the amount of net taxable income allocable to us and to the existing partners of EELP, as well as the use of an assumed tax rate in calculating EELP’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including by applying them to general corporate purposes.

No adjustments to the redemption or exchange ratio of EELP interests for shares of our Class A Common Stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A Common Stock and instead, for example, hold such cash balances or lend them to EELP, holders of EELP interests would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their EELP interests.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) is determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. EELP (or any of its applicable subsidiaries or other entities in which EELP directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a partner of EELP (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in EELP (or any of its applicable subsidiaries or other entities in which EELP directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

Under certain circumstances, EELP or an entity in which EELP directly or indirectly invests may be eligible to make an election to cause partners of EELP (or such other entity) to take into account the amount of any understatement, including any interest and penalties, in accordance with such partner’s share in EELP in the year under audit. We will decide whether or not to cause EELP to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which EELP directly or indirectly invests, such decision may be outside of our control. If EELP or an entity in which EELP directly or indirectly invests does not make this election, the then-current partners of EELP could economically bear the burden of the understatement.

If EELP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and EELP might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that EELP does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of EELP interests pursuant to the EELP Limited Partnership Agreement or other transfers of EELP interests could cause EELP to be treated like a publicly traded partnership. From time to time, the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If EELP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and EELP, including as a result of our inability to file a consolidated U.S. federal income tax return with EELP. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of EELP’s assets) were subsequently determined to have been unavailable.

Future changes to tax laws or applicable tax rates in the jurisdictions where we operate could materially and adversely affect our company and reduce net returns to our stockholders.

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other pass-through entities. As a result, the tax laws in the United States and in jurisdictions in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or applicable tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.

For example, The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “two pillar plan.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for the two pillar plan agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. While the implementation of the accord is uncertain, if legislation is enacted to implement the accord in some or all of the jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, on a retroactive or prospective basis, thereby negatively affecting our results of operations and our cash flows from operations.

Our businesses are subject to income taxation in the United States and in various other jurisdictions. Applicable tax rates may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We depend on key management personnel and other experienced employees.

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Steven Kobos, our President and Chief Executive Officer. Mr. Kobos does not have an employment agreement with us, and there is no guarantee that he will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.

Experienced employees in the LNG industry are fundamental to our ability to generate, obtain and manage opportunities and are also highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

An active, liquid and orderly trading market for our Class A Common Stock may not develop or be maintained, and our stock price may be volatile.

Prior to our IPO, there was no public market for our Class A Common Stock. Although our Class A Common Stock is now listed on the NYSE under the symbol “EE,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our

Class A Common Stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The market price of our Class A Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A Common Stock, investors could lose a substantial part or all of their investment in our Class A Common Stock.

The following factors, among others, could affect our stock price:

•
our operating and financial performance, including quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•
announcements concerning us or our competitors, or speculation in the press or investment community;
•
changes in revenue or earnings estimates, or changes in recommendations or withdrawals of research coverage, by equity research analysts;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategies;
•
introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors and the timing of such introductions or announcements;
•
our ability to effectively manage our growth;
•
the impact of pandemics on us and the national and global economies;
•
whether investors or securities analysts view our stock structure unfavorably, particularly the significant voting control of our executive officers, directors and their affiliates;
•
our ability or inability to raise additional capital through the issuance of equity or debt or other arrangements and the terms on which we raise it;
•
additional shares of our Class A Common Stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•
changes in accounting principles, policies, guidance, interpretations or standards;
•
additions or departures of key management personnel;
•
actions by our stockholders;
•
changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•
trading volume of our Class A Common Stock;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole and those resulting from natural disasters, severe weather events, terrorist attacks and responses to such events;
•
lawsuits threatened or filed against us;
•
domestic and international economic, legal and regulatory factors unrelated to our performance;
•
privacy or cybersecurity breaches, data theft or other security incidents or failure to comply with applicable data privacy laws, rules and regulations;
•
our ability to obtain, maintain, protect, defend and enforce our intellectual property; and
•
the realization of any risks described under this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future offerings of securities may dilute the holdings of stockholders and could adversely affect the market price of our Class A Common Stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Class A Common Stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A Common Stock, or both. Shares of preferred stock would have a preference on dividend payments, which could limit our ability to make a dividend distribution to the holders of our Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and stockholders bear the risk of our future offerings reducing the market price of our Class A Common Stock and diluting their ownership interest in our company.

Kaiser has the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders.

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock and Class B common stock are entitled to one vote per share. Holders of Class A Common Stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by our amended and restated certificate of incorporation or by applicable law. Kaiser, through his ownership of EE Holdings, indirectly owns 100% of our Class B common stock (representing 75.8% of the total combined voting power of our Class A Common Stock and Class B common stock).

As a result, Kaiser, through his ownership of EE Holdings, has the right to designate a certain number of nominees for election to our board of directors and is able to control matters requiring stockholder approval, including the election and removal of directors, changes to our organizational documents, any material change in the nature of the business or operations of our company and our subsidiaries, taken as a whole, as of the date of the Stockholder’s Agreement (as defined herein), and significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets for so long as EE Holdings beneficially owns (directly or indirectly) a certain percentage of our outstanding voting power. For more information on Kaiser’s rights, through his ownership of EE Holdings, with respect to designating a certain number of nominees to our board of directors and consenting to certain significant actions. This concentration of ownership makes it unlikely that any holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of Kaiser with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. The existence of such a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Kaiser’s concentration of stock ownership may also adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the Delaware General Corporation Law (the “DGCL”) confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions.

We cannot assure you that we will pay dividends on our Class A Common Stock, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.

We declared and paid cash dividends on our Class A Common Stock in the prior fiscal year. Any determination to pay dividends to holders of our Class A Common Stock in the future will be subject to applicable law, the terms of any applicable governing documents and agreements and at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the Amended Credit Agreement, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.

Sales of substantial amounts of our Class A Common Stock in the public markets, or the perception that they might occur, could cause the market price of our Class A Common Stock to drop significantly.

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. Sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A Common Stock. We may also issue our shares of Class A Common Stock or securities convertible into shares of our Class A Common Stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A Common Stock to decline. We have also filed a Form S-8 under the Securities Act to register all shares of Class A Common Stock that we may issue under our equity compensation plans.

Pursuant to a Registration Rights Agreement that we entered into with EE Holdings and the Foundation, EE Holdings and the Foundation have rights to require us to file registration statements covering the sale of an aggregate of 89,875,556 shares of our Class A Common Stock, which consist of (i) Class A Common Stock issuable to EE Holdings upon exchange of its corresponding Class B interests of EELP and (ii) Class A Common Stock held by the Foundation, or to include such shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions. Such sales could adversely affect the market price of our Class A Common Stock.

Provisions in our governing documents and under Delaware law, as well as Kaiser’s indirect beneficial ownership of all of our outstanding Class B common stock, could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and may adversely affect the market price of our Class A Common Stock.

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. Among other things, these provisions include:

•
providing for two classes of stock;
•
authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•
from and after such time as EE Holdings (including its permitted transferees) ceases to beneficially own at least 40% of the combined voting power of our then-outstanding capital stock entitled to vote generally in director elections (the “Trigger Date”), establishing a classified board of directors, with each class serving three-year staggered terms, so that not all members of our board of directors are elected at one time;
•
from and after such time as our board is classified, providing that directors can be removed only for cause and only by the affirmative vote of at least 66 2∕3% of the voting power of the stock outstanding and entitled to vote on the election of directors, voting together as a single class;
•
prohibiting the use of cumulative voting for the election of directors;
•
from and after the Trigger Date, eliminating the ability of stockholders to call special meetings and prohibiting stockholder action by written consent and instead requiring stockholder actions to be taken at a meeting of our stockholders;
•
from and after the Trigger Date, providing that only the board can fill vacancies on the board of directors;
•
from and after the Trigger Date, requiring the approval of the holders of at least 66 2∕3% of voting power of the stock outstanding and entitled to vote thereon, voting together as a single class, to amend or repeal our bylaws and certain provisions of our certificate of incorporation;
•
establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•
providing that the board of directors is expressly authorized to adopt, or to alter or repeal, our bylaws.

In addition, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. Although we will opt out of Section 203, our amended and restated certificate of incorporation will contain provisions that have the same effect as Section 203, except that they will provide that Kaiser and his successors (other than our company), as well as their direct and indirect transferees, will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Kaiser, through his indirect beneficial ownership of all of our outstanding Class B common stock, controls approximately 75.8% of the total combined voting power of our outstanding Class A Common Stock and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change in control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, rely on exemptions from certain corporate governance requirements.

Kaiser indirectly beneficially owns a majority of our voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power with respect to director elections is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•
a majority of such company’s board of directors consist of independent directors;
•
such company have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing such committee’s purpose and responsibilities;
•
such company have a compensation committee that is composed entirely of independent directors with a written charter addressing such committee’s purpose and responsibilities; and
•
such company conduct an annual performance evaluation of the nominating and governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. We rely on all of the controlled company exemptions and are required to do so under the Stockholder's Agreement that we entered into with EE Holdings (the “Stockholder’s Agreement”) for so long as we remain a controlled company and EE Holdings holds director designation rights pursuant to the Stockholder's Agreement. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

If we fail to meet the expectations of analysts or investors, our share price could decline substantially.

In some quarters, our results may be below analysts’ or investors’ expectations. If this occurs, the price of our Class A Common Stock could decline. Important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include, but are not limited to:

•
prevailing economic and market conditions in the natural gas and energy markets;
•
negative global or regional economic or political conditions, particularly in LNG-consuming regions, which could reduce energy consumption or its growth;
•
declines in demand for LNG or the services of LNGCs or FSRUs or;
•
increases in the supply of LNGC capacity operating in the spot market or the supply of FSRUs;
•
marine disasters; war, piracy or terrorism; environmental accidents; or inclement weather conditions;
•
mechanical failures or accidents involving any of our vessels; and
•
drydock scheduling and capital expenditures.

Most of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal properties are described in Item 1. “Business” under the caption “—Our Properties.”

Item 3. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part II. Item 8. Financial Statements and Supplementary Data—Note 22 – Commitments and contingencies in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “EE.” As of March 23, 2023, there were two stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of March 23, 2023, there were 26,254,167 shares of Class A Common Stock outstanding.

There is no market for our Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”). As of March 23, 2023, we had one holder of record of our Class B Common Stock. As of March 23, 2023, there were 82,021,389 shares of Class B Common Stock outstanding.

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A Common Stock, the S&P 500 and the Vanguard Energy Index Fund during the period beginning on April 13, 2022, and ending on December 31, 2022. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Note that there have been both a less active trading market and a relatively short trading period for our Class A Common Stock.

$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/12/2022
6/22
9/22
12/22
Excelerate Energy, Inc. (EE)
S&P 500 (^GSPC)
Vanguard Energy Index Fund (VDE)

	April 12, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Excelerate Energy, Inc.	$100	$83.00	$97.59	$104.57
S&P 500	$100	$86.08	$81.54	$87.31
Vanguard Energy Index Fund	$100	$91.42	$94.49	$114.11

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend and Distribution Policy

During 2022, our board of directors declared two cash dividends with respect to the quarters ended June 30, 2022, and September 30, 2022, totaling $0.05 per share of Class A Common Stock. Our board of directors also declared a cash dividend with respect to the quarter ended December 31, 2022 of $0.025 per share of Class A Common Stock.

Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. The Amended Credit Agreement places certain restrictions on our ability to pay dividends to holders of our Class A Common Stock. The financing arrangements related to two of our vessels and one of our projects include similar restrictions. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.

Holders of our Class B Common Stock will not be entitled to dividends distributed by Excelerate but will share in the distributions made by EELP on a pro rata basis.

The Amended Credit Agreement restricts the ability of our subsidiaries, including EELP, to pay dividends and distributions to us. There are exceptions that allow our subsidiaries and us to pay such dividends and distributions, including: (i) the ability to make distributions and dividends so long as, at the time thereof and immediately after giving effect thereto, no default or event of default is ongoing under the Amended Credit Agreement, liquidity is not less than $150.0 million and the leverage ratio (calculated pursuant to the terms of our new credit facility) is less than or equal to 2.00 to 1.00; (ii) the ability of EELP to make to us, no more than once per fiscal quarter, distributions and dividends in an aggregate amount, for all such distributions and dividends in any fiscal year, not to exceed 1.0% of the aggregate value (calculated on price-per-share basis) of our issued and outstanding equity interests, so long as, no default or event of default is ongoing under our new credit facility; (iii) the ability of our subsidiaries to make distributions and dividends to parent entities (including us) in order to reimburse such parent entity for the costs and expenses of being a public company (such as costs and expenses related to compliance with SEC reporting and other requirements, the preparation of financial statements and services rendered by auditors, and other similar costs and expenses); and (iv) the ability of our subsidiaries to make distributions to us in respect of certain taxes and any applicable obligations arising under the TRA (as defined herein). In addition, financing arrangements related to two of our vessels and one of our projects allow the lower-tier entities to make distributions to EELP, as long as the applicable entity is in compliance with financial covenants, including coverage ratios, and no event of default has occurred thereunder.

As managing member of EELP, and subject to funds being legally available, we intend to cause EELP to make distributions to each of its partners, including Excelerate, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow Excelerate to make payments under the TRA, and non-pro rata payments to Excelerate to reimburse it for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Excelerate will receive a portion of its tax distribution (such portion determined based on the tax rate applicable to Excelerate rather than the assumed tax rate on which tax distributions are generally based) before the other partners receive any distribution.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2022.

Repurchase of Equity by Issuer

We did not purchase any of our equity securities during the quarter ended December 31, 2022.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report and our other filings with the SEC. Please also see the section titled “Forward-Looking Statements” in this Annual Report.

Overview

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas, benefiting hundreds of millions of people around the world. From our founding, we have focused on providing flexible LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in 11 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, UAE, and the United States. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease the Bahia Terminal from Petrobras and in December 2021, started importing LNG and selling natural gas to the Brazilian market. We also have plans to sell natural gas to other downstream customers in Brazil, Europe and Bangladesh. In each of these regions, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the year ended December 31, 2022, we generated revenues of $2.5 billion, net income of $80.0 million and Adjusted EBITDAR of $331.1 million. For the year ended December 31, 2021, we generated revenues of $888.6 million, net income of $41.2 million and Adjusted EBITDAR of $291.1 million. For the year ended December 21, 2020 we generated revenues of $430.8 million, net income of $32.9 million and Adjusted EBITDAR of $256.2 million. For more information regarding our non-GAAP measure Adjusted EBITDAR and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2022, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,500 STS transfers of LNG with over 40 LNG operators since we began operations and have safely delivered more than 6,000 BCF of natural gas through 16 LNG regasification terminals. For the years ended December 31, 2022, 2021 and 2020, we generated revenues of $445.2 million, $468.0 million and $430.8 million, respectively, from our FSRU and terminal services businesses, representing approximately 18%, 53% and 100% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the years ended December 31, 2022 and 2021 we generated revenues of $2,027.8 million and $420.5 million, respectively, from LNG and natural gas sales, representing approximately 82% and 47% of our total revenues for each of those periods. We had no LNG and natural gas sales in 2020. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products, including LNG-to-power projects. We are evaluating and pursuing early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

The Russia-Ukraine war continues to reshape global energy markets. Unexpected shifts in LNG trade led to a tightening of global gas markets, resulting in extreme price volatility impacting economies across the globe. The decline of Russian natural gas pipeline exports to Europe led the continent to increase LNG imports to approximately 128 MT in 2022 from approximately 82 MT in 2021. While global LNG supply increased in 2022 to 400 MT from 382 MT in 2021 as a result of new U.S. LNG export projects coming online and higher liquefaction utilization, increased European demand for LNG, combined with U.S. and European sanctions on Russian natural gas and other energy exports, led to tighter global natural gas supply and higher spot market prices. For example, Dutch Title Transfer Facility (“TTF”) pricing rose to record highs, averaging $70.74/MMBtu in August 2022 compared to $15.84/MMBtu in August 2021. The high prices reduced LNG spot demand from Latin America, the Middle East, and Asia. Total demand for LNG from these regions declined from approximately 300 MT in 2021 to approximately 272 MT in 2022 as it became costly for industries and companies to operate on natural gas and countries switched back to less expensive coal and other liquid fuels for power generation and to satisfy industrial demand. Lower Chinese LNG imports due to China’s zero-Covid policy and high spot prices, coupled with new U.S. LNG export projects, helped Europe meet its rapid increase in LNG demand. This was crucial in the third quarter of 2022 as Europe increased its LNG imports to fill storage inventories in preparation for the colder winter months. European storage levels reached 90% of capacity by November 2022. These record high storage levels combined with a warmer-than-normal 2022 – 2023 winter in both Europe and North Asia helped to reduce LNG demand, and therefore pricing, and alleviate market concerns over potential energy shortages. So far in 2023, tepid Chinese demand, despite the lifting of zero-Covid policies, and higher European storage levels, currently at 63% compared to the five year-average of 42% are supporting a continued retreat of benchmark prices, with TTF averaging $18.62/MMBtu through February 2023.

We expect that the market dynamics from 2022 will carry over into 2023 and for a few years after. While LNG demand is expected to be driven by increased European consumption, limited new supply is coming online over the next three years. LNG markets are expected to remain tight and continue to be exposed to supply and demand disruptions. In the longer-term, emerging market power demand growth, underpinned by economic development and continued electrification, is expected to drive natural gas demand. According to Shell’s 2023 LNG Outlook, global LNG demand is estimated to increase to 700 MT by 2040. From 2025 through the end of the decade, approximately 100 MT of new LNG supply is anticipated to come online, with the bulk of supply coming from Qatar and the United States. Although we expect there to be access to affordable long-term LNG supply, risks such as cost inflation and project financing availability could limit or delay project developments.

For many countries, near-term energy decision making is being driven by the need to balance between aspirations for a transition to renewable energy with the pursuit of energy security, coupled with LNG prices. In 2022, countries such as Bangladesh, Pakistan, and India reduced their spot LNG purchases as prices soared. With the retreat in prices so far in 2023, Bangladesh issued its first spot LNG tender since the second quarter of 2022 and received its first cargo in February 2023. We expect that global LNG markets will continue to evolve as energy security is a key driver on how countries are approaching LNG strategies. As a leader in flexible LNG solutions, Excelerate is well positioned to participate in near-term LNG supply opportunities. Recent changes in market behavior have the potential to create more opportunities for deployment of FSRUs and integrated projects for Excelerate, not only in Europe as countries there seek to meet increased demand for LNG, but also in the Southern Hemisphere as countries look to natural gas as their energy transition fuel of choice.

Recent Business Updates and 2022 in Review:

•
In March 2023, we closed on an amended and restated $600 million senior secured credit facility, consisting of a $350 million revolving credit facility and a $250 million term loan. The new facilities refinanced our existing EE Revolver, and we intend to use the proceeds from the term loan to exercise our right to purchase the FSRU Sequoia. We gave notice to the vessel owner regarding our intent to exercise our purchase option following the closing of the EE Facilities and expect the purchase to close in April 2023.
•
In March 2023, we were awarded a seasonal charter for the Excelsior vessel at the Bahia Blanca GasPort terminal (“Bahia Blanca”) in Argentina. The Excelsior, which began its charter hire with the German government in February 2023, will be placed on a suspension agreement while it is temporarily deployed to Bahia Blanca during the Argentina winter before returning to the Germany charter afterwards.
•
In February 2023, we extended our time charter party agreement with Dubai Supply Authority (DUSUP) for the Explorer vessel. Under the terms of the new agreement, the time charter period will be extended by an additional five years from the end of the existing contract in the fourth quarter of 2025.
•
In February 2023, we executed the Venture Global SPA under which we will purchase 0.7 million MT per annum of LNG on an FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana.
•
In December 2022, the Exemplar arrived at the Inkoo Terminal in Finland and began service. The vessel’s charter hire commenced October 1, 2022, as it made the voyage to the port of Navantia in Spain for customer-requested winterization upgrades in preparation for its deployment to Finland. Excelerate and Gasgrid Finland Oy (“Gasgrid Finland”) previously announced an executed 10-year, time charter party agreement for Excelerate to provide LNG regasification services. The vessel previously completed its charter at the Bahia Blanca GasPort in Argentina.
•
In November 2022, we amended and extended our gas sales agreement with Petrobras (the “Petrobras GSA”), under which we purchase LNG and provide regasified natural gas at the Bahia Terminal in Brazil through December 2023.
•
In October 2022, Excelerate signed a binding five-year charter contract with the Government of the Federal Republic of Germany for the FSRU Excelsior to provide regasification services at one of Germany’s planned LNG import terminals that is being developed at the port of Wilhelmshaven by Tree Energy Solutions, E.ON SE and ENGIE SA. The charter hire for Excelsior commenced in February 2023.
•
In October 2022, Excelerate signed a binding Shipbuilding Contract (the “Newbuild Agreement”) with HHI for a new FSRU to be delivered in 2026. The state-of-the-art FSRU will be equipped with HHI’s proprietary LNG regasification system, dual fuel engines, selective catalytic reduction system, best-in-class boil-off gas management, and other innovative technologies that will drive improved performance and efficiency while lowering emissions. With this newbuild order, Excelerate will have 11 FSRUs in operation or under construction.
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
•
In February 2022, the Moheshkhali LNG (“MLNG”) expansion project was approved in principle by the government of Bangladesh. Excelerate has commenced commercial negotiations for the expansion of the terminal via a potential extension of our regasification agreement and a long-term LNG supply agreement.

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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment includes costs incurred for our fleet of FSRUs and terminal assets, including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in-situ bottom survey every two and a half years.

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

Restructuring, transition and transaction expenses

We incurred restructuring, transition and transaction expenses related to consulting, legal, and audit costs incurred as part of and in preparation for our IPO.

Other income, net

Other income, net, primarily contains interest income, gains or losses from the effect of foreign exchange rates and gains and losses on asset sales.

Interest expense and Interest expense – related party

Our interest expense is primarily associated with our finance leases liabilities and loan agreements with external banks and related parties.

Earnings from equity-method investment

Earnings from equity-method investment relate to our 45% ownership interest in the Nakilat JV, which we acquired in 2018.

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

Net income (loss) attributable to non-controlling interest – ENE Onshore

Net income (loss) attributable to non-controlling interest – ENE Onshore includes the earnings allocable to the equity ownership interests in Excelerate New England Onshore, LLC (“ENE Onshore”). On October 17, 2022, EE Holdings, the indirect sole member of ENE Onshore, and EELP, the sole member of Excelerate New England Lateral, LLC (“ENE Lateral”), entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “ENE Onshore Merger”), effective October 31, 2022. ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a variable interest entity as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate ceased to have a non-controlling interest related to ENE Onshore.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include provision for U.S. federal income tax for EELP. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in the Prospectus (the “Reorganization”), was accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we have entered into the Tax Receivable Agreement (the “TRA”) with the TRA Beneficiaries, pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc.—Tax Receivable Agreement” in our Prospectus.

Also included in the Reorganization is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”). The acquisition of Excelsior, LLC was accounted for as an acquisition of property and equipment at the completion of the Reorganization. The Foundation Vessels have historically been accounted for as finance leases in our historical financial statements. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence vessel will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

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

Impact of Covid-19

In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (“Covid-19”) a global pandemic. The Covid-19 outbreak reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While most of these measures have been relaxed around the world, future prevention and mitigation measures reinstituted in the event of repeat waves of the virus and any variants could have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the timing of demand, or users’ ability to pay, for our products and services.

In response to the Covid-19 pandemic, we took several precautions that may adversely impact employee productivity, such as requiring many office employees to work remotely, imposing travel restrictions, and temporarily closing office locations. In addition, we instituted additional procedures and precautions related to our crews on our FSRU vessels. As of December 31, 2022, most of these measures have been relaxed, but we continue to incur additional expenses as compared to pre-pandemic. We incurred incremental costs during the years ended December 31, 2022, 2021 and 2020, of approximately $2.7 million, $5.6 million and $4.2 million, respectively, related to these precautionary measures.

For additional information, see “Risk Factors—Risks Related to Our Business—Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business.” and other risk factors included in the “Risk Factors” section in Item 1A that describe risks to us attributable to the Covid-19 pandemic.

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

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, non-cash long-term incentive compensation expense and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance. In the second quarter of 2022, we revised the definition of Adjusted EBITDA to adjust for the impact of non-cash long-term incentive compensation expense, which we did not have prior to becoming a public company, and the early extinguishment of lease liability related to the acquisition of the Excellence vessel, as management believes such items do not directly reflect our ongoing operating performance.

Adjusted EBITDAR is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a valuation measure commonly used by financial statement users to more effectively compare the results of our operations from period to period and against other companies without regard to our financing methods or capital structure. We define Adjusted EBITDAR as Adjusted EBITDA adjusted to eliminate the effects of rental expenses for vessels and other infrastructure, which are normal, recurring cash operating expenses necessary to operate our business. Following the anticipated purchase of the Sequoia in the second quarter of 2023, we will no longer incur rental expense for the Sequoia bareboat charter. We will cease reporting Adjusted EBITDAR in 2023.

We adjust net income for the items listed above to arrive at Adjusted EBITDA and Adjusted EBITDAR because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA and Adjusted EBITDAR should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. These measures have limitations as certain excluded items are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA and Adjusted EBITDAR. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes rental expenses for vessels and other infrastructure, which are normal, recurring cash operating expenses that are necessary to operate our business. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations that affect its use as an indicator of our profitability and valuation, and you are cautioned not to place undue reliance on this information.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years ended December 31,
	2022	2021	2020
	(In thousands)
FSRU and terminal services revenues	$445,157	$468,030	$430,843
Gas sales revenues	2,027,816	420,525	—
Cost of revenue and vessel operating expenses	(209,195)	(192,723)	(150,478)
Direct cost of gas sales	(1,906,781)	(390,518)	—
Depreciation and amortization expense	(97,313)	(104,908)	(104,167)
Gross Margin	$259,684	$200,406	$176,198
Depreciation and amortization expense	97,313	104,908	104,167
Adjusted Gross Margin	$356,997	$305,314	$280,365

	Years ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$79,996	$41,189	$32,891
Interest expense	59,539	80,814	89,430
Provision for income taxes	28,326	21,168	13,937
Depreciation and amortization expense	97,313	104,908	104,167
Restructuring, transition and transaction expenses	6,900	13,974	—
Long-term incentive compensation expense	956	—	—
Early extinguishment of lease liability on vessel acquisition	21,834	—	—
Adjusted EBITDA	$294,864	$262,053	$240,425
Vessel and infrastructure rent expense	36,233	28,998	15,772
Adjusted EBITDAR	$331,097	$291,051	$256,197

Consolidated Results of Operations

Years Ended December 31, 2022, 2021 and 2020

	For the years ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Revenues
FSRU and terminal services	$445,157	$468,030	$430,843	$(22,873)	$37,187
Gas sales	2,027,816	420,525	—	1,607,291	420,525
Total revenues	2,472,973	888,555	430,843	1,584,418	457,712
Operating expenses
Cost of revenue and vessel operating expenses	209,195	192,723	150,478	16,472	42,245
Direct cost of gas sales	1,906,781	390,518	—	1,516,263	390,518
Depreciation and amortization	97,313	104,908	104,167	(7,595)	741
Selling, general and administrative	66,099	47,088	42,942	19,011	4,146
Restructuring, transition and transaction	6,900	13,974	—	(7,074)	13,974
Total operating expenses	2,286,288	749,211	297,587	1,537,077	451,624
Operating income	186,685	139,344	133,256	47,341	6,088
Other income (expense)
Interest expense	(33,927)	(31,892)	(37,460)	(2,035)	5,568
Interest expense – related party	(25,612)	(48,922)	(51,970)	23,310	3,048
Earnings from equity-method investment	2,698	3,263	3,094	(565)	169
Early extinguishment of lease liability on vessel acquisition	(21,834)	—	—	(21,834)	—
Other income (loss), net	312	564	(92)	(252)	656
Income before income taxes	108,322	62,357	46,828	45,965	15,529
Provision for income taxes	(28,326)	(21,168)	(13,937)	(7,158)	(7,231)
Net income	79,996	41,189	32,891	38,807	8,298
Less net income attributable to non-controlling interests	55,119	3,035	2,622	52,084	413
Less net loss attributable to non-controlling interests – ENE Onshore	(1,396)	(2,964)	(8,484)	1,568	5,520
Less pre-IPO net income attributable to EELP	12,950	41,118	38,753	(28,168)	2,365
Net income attributable to shareholders	$13,323	$—	$—	$13,323	$—
Additional financial data:
Gross Margin	$259,684	$200,406	$176,198	$59,278	$24,208
Adjusted Gross Margin	356,997	305,314	280,365	51,683	24,949
Adjusted EBITDA	294,864	262,053	240,425	32,811	21,628
Adjusted EBITDAR	331,097	291,051	256,197	40,046	34,854
Capital expenditures	119,267	36,091	41,258	83,176	(5,167)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net income

Net income was $80.0 million for the year ended December 31, 2022, an increase of $38.8 million, as compared to $41.2 million for the year ended December 31, 2021. Net income was higher primarily due to direct margin earned on gas sales in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), which exceeded direct margin earned on gas sales that occurred in Bangladesh, China and Brazil during the year ended December 31, 2021 ($30.0 million), less interest expense – related party incurred in the year ended December 31, 2022 due to the acquisition of the Foundation Vessels ($21.1 million), less depreciation expense ($7.6 million), as discussed below, lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($7.1 million), and higher interest income received on cash balances invested in money market funds ($4.4 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the year ended December 31, 2022 ($27.8 million), the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition ($21.8 million), an increase in general and administrative expenses ($19.0 million), as discussed below, increases in cost of revenue and vessel operating expenses ($16.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, foreign currency exchange losses ($7.2 million), and an increase in provision for income taxes ($7.2 million), as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $259.7 million for the year ended December 31, 2022, an increase of $59.3 million, as compared to $200.4 million for the year ended December 31, 2021. Adjusted Gross Margin was $357.0 million for the year ended December 31, 2022, an increase of $51.7 million, as compared to $305.3 million for the year ended December 31, 2021. Gross Margin and Adjusted Gross Margin were higher primarily due to direct margin earned on gas sales in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), which exceeded direct margin earned on gas sales that occurred in Bangladesh, China and Brazil during the year ended December 31, 2021 ($30.0 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the year ended December 31, 2022 ($27.8 million) and increases in cost of revenue and vessel operating expenses ($16.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021. Gross Margin was also higher due to less depreciation expense ($7.6 million), as discussed below.

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA was $294.9 million for the year ended December 31, 2022, an increase of $32.8 million, as compared to $262.1 million for the year ended December 31, 2021. Our Adjusted EBITDAR was $331.1 million for the year ended December 31, 2022, an increase of $40.0 million, as compared to $291.1 million for the year ended December 31, 2021. Adjusted EBITDA and Adjusted EBITDAR were higher primarily due to direct margin earned on gas sales in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), which exceeded direct margin earned on gas sales that occurred in Bangladesh, China and Brazil during the year ended December 31, 2021 ($30.0 million), and higher interest income received on cash balances invested in money market funds ($4.4 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the year ended December 31, 2022 ($27.8 million), an increase in general and administrative expenses ($19.0 million), as discussed below, increases in cost of revenue and vessel operating expenses ($16.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, and foreign currency exchange losses ($7.2 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $445.2 million for the year ended December 31, 2022, a decrease of $22.8 million, as compared to $468.0 million for the year ended December 31, 2021. FSRU and terminal services revenues were lower primarily due to fewer opportunities to sub-charter our available vessels to third parties during the first quarter of 2022, partially offset by benefits of the Exemplar lease beginning with Gasgrid Finland in the fourth quarter of 2022.

Gas sales revenues

Gas sales revenues were $2,027.8 million for the year ended December 31, 2022, an increase of $1,607.3 million, as compared to $420.5 million for the year ended December 31, 2021. The gas sales that occurred in the year ended December 31, 2022 related to our terminal operations in Brazil, Finland and New England, which exceeded gas sales to customers in Bangladesh, China and Brazil during the year ended December 31, 2021. Operations at the Bahia Terminal in Brazil began in December 2021, while operations at the Inkoo Terminal in Finland began in December 2022.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $209.2 million for the year ended December 31, 2022, an increase of $16.5 million, as compared to $192.7 million for the year ended December 31, 2021. The increase in cost of revenue and vessel operating expenses was primarily due to the additional cost of operations in Brazil as we began operations at the Bahia Terminal during the fourth quarter of 2021 ($19.4 million), which includes an increase in vessel and infrastructure rent expense ($7.2 million), as well as higher reimbursable local crewing costs in Argentina ($4.9 million), and higher maintenance at one of our terminal locations ($3.9 million), partially offset by decreased fuel and positioning costs ($11.7 million), which were higher in 2021 as part of servicing increased sub-charters.

Direct cost of gas sales

Direct cost of gas sales was $1,906.8 million for the year ended December 31, 2022, an increase of $1,516.3 million, as compared to $390.5 million for the year ended December 31, 2021. The increase was primarily due to gas sales that occurred in the year ended December 31, 2022 related to our terminal operations in Brazil, Finland and New England, partially offset by costs related to gas sales in Bangladesh, China and Brazil during the year ended December 31, 2021.

Depreciation and amortization expenses

Depreciation and amortization expenses were $97.3 million for the year ended December 31, 2022, a decrease of $7.6 million, as compared to $104.9 million for the year ended December 31, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNGC that was on a finance lease from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

Selling, general and administrative expenses

Selling, general and administrative expenses were $66.1 million for the year ended December 31, 2022, an increase of $19.0 million, as compared to $47.1 million for the year ended December 31, 2021. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company and additional business development activities.

Restructuring, transition and transaction expenses

Restructuring, transition and transaction expenses were $6.9 million for the year ended December 31, 2022, a decrease of $7.1 million, as compared to $14.0 million for the year ended December 31, 2021. The decrease was due to the completion of our IPO in April 2022.

Interest expense

Interest expense was $33.9 million for the year ended December 31, 2022, an increase of $2.0 million, as compared to $31.9 million for the year ended December 31, 2021. Interest expense increased primarily due to increases in LIBOR rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $25.6 million for the year ended December 31, 2022, a decrease of $23.3 million, as compared to $48.9 million for the year ended December 31, 2021. Interest expense decreased primarily due to the acquisition of the Foundation Vessels.

Early extinguishment of lease liability on vessel acquisition

In the year ended December 31, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability.

Other income (expense), net

Other income (expense), net was $0.3 million for the year ended December 31, 2022, a decrease of $0.3 million, as compared to $0.6 million for the year ended December 31, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil and Argentina, partially offset by higher interest income received on cash balances invested in money market funds.

Provision for income taxes

The provision for income taxes for the years ended December 31, 2022 and 2021 was $28.3 million and $21.2 million, respectively. The increase was primarily attributable to the year-over-year change in the geographical distribution of income and the U.S. income tax incurred at the level of Excelerate Energy, Inc. since April 2022 of $3.6 million for the year ended December 31, 2022.

The effective tax rate for the years ended December 31, 2022 and 2021 was 26.1% and 33.9%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit, which increased our effective tax rate by 4.2% for the year ended December 31, 2022. Additionally, our effective tax rate was impacted by 3.3% for the year ended December 31, 2022 due to additional tax recorded since being subject to U.S. income taxes at the corporate level beginning in April 2022.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $55.1 million for the year ended December 31, 2022, an increase of $52.1 million, as compared to $3.0 million for the year ended December 31, 2021. The increase in net income attributable to non-controlling interest was primarily due to the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO, partially offset by higher maintenance costs at one of our terminal locations.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(1.4) million for the year ended December 31, 2022, a decrease of $1.6 million, as compared to $(3.0) million for the year ended December 31, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net income

Net income was $41.2 million for the year ended December 31, 2021, an increase of $8.3 million, as compared to $32.9 million for the year ended December 31, 2020. Net income was higher due to LNG and natural gas sales during the year ended December 31, 2021. No natural gas or LNG was sold during 2020 due to our decision to pursue long-term sales contracts in the New England market. During the year ended December 31, 2021, we pursued sales of natural gas opportunistically in the region while we sought to secure a long-term contract. These increases were partially offset by restructuring, transition and transaction expenses, as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $200.4 million for the year ended December 31, 2021, an increase of $24.2 million, as compared to $176.2 million for the year ended December 31, 2020. Adjusted Gross Margin was $305.3 million for the year ended December 31, 2021, an increase of $24.9 million, as compared to $280.4 million for the year ended December 31, 2020. Gross Margin was higher primarily due to $30.0 million of direct margin earned on LNG and natural gas sales related to new opportunities in our terminal operations in Bangladesh and Brazil during the year ended December 31, 2021, and $11.4 million of additional revenues from seasonal regasification services provided in Argentina, which was partially offset by a $10.5 million increase in maintenance expenses in 2021 primarily due to repairs delayed due to Covid-19 in 2020, a $7.4 million increase in cost of revenue and vessel operating expenses related to the beginning of service at the Bahia Terminal, including the utilization of the Sequoia vessel in selling natural gas at the terminal, and $1.4 million in incremental vessel operating costs due to Covid-19 preventative measures.

Adjusted EBITDA and Adjusted EBITDAR

Our Adjusted EBITDA was $262.1 million and $240.4 million during the years ended December 31, 2021 and 2020, respectively. Our Adjusted EBITDAR was $291.1 million and $256.2 million in the years ended December 31, 2021 and 2020, respectively. The increase in our Adjusted EBITDA and Adjusted EBITDAR was primarily due to LNG and natural gas sales during the year ended December 31, 2021, as discussed above, partially offset by increases in selling, general and administrative expenses, as discussed below.

For more information regarding our non-GAAP measures Adjusted Gross Margin, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $468.0 million for the year ended December 31, 2021, an increase of $37.2 million, as compared to $430.8 million for the year ended December 31, 2020. Revenue increased primarily due to $11.4 million of additional revenues from seasonal regasification services provided in Argentina and additional revenues generated from a full year of Sequoia vessel operations in 2021, which entered service in June 2020, as well as higher charter hire rates for vessels not under long-term contracts as compared to reduced demand in 2020 as a result of Covid-19 related market conditions.

Gas sales revenues

Gas sales revenues were $420.5 million for the year ended December 31, 2021, as a result of LNG and natural gas sales that occurred in 2021 related to our terminal operations in Bangladesh and Brazil. No natural gas or LNG was sold during 2020 due to our decision to pursue long-term sales contracts in the New England market. During the year ended December 31, 2021, we pursued sales of natural gas opportunistically in the region while we sought to secure a long-term contract.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses were $192.7 million for the year ended December 31, 2021, an increase of $42.2 million, as compared to $150.5 million for the year ended December 31, 2020. The variance in cost of revenues and vessel operating expenses was primarily driven by $15.6 million in operating and lease expense for the Sequoia vessel entering service in June 2020, increased sub-charters and maintenance expenses on our vessels in 2021 as compared to Covid-19 related service delays that occurred in 2020, and $1.4 million in incremental vessel operating costs due to Covid-19 preventative measures.

Direct cost of gas sales

Direct cost of gas sales was $390.5 million for the year ended December 31, 2021, as a result of LNG and natural gas sales during 2021. No LNG cargos or natural gas were sold in the year ended December 31, 2020.

Depreciation and amortization expenses

Depreciation and amortization expenses were $104.9 million for the year ended December 31, 2021, an increase of $0.7 million, as compared to $104.2 million for the year ended December 31, 2020. Depreciation and amortization were essentially flat.

Selling, general and administrative expenses

Selling, general and administrative expenses were $47.1 million for the year ended December 31, 2021, an increase of $4.1 million, as compared to $42.9 million for the year ended December 31, 2020. The increase was primarily a result of an increase in compensation expense, primarily due to increased management and leadership hiring, and an increase in consulting expenses related to new project development.

Restructuring, transition and transaction expenses

Restructuring, transition and transaction expenses of $14.0 million were incurred in 2021 due to consulting, legal, and audit services utilized as part of and in preparation for the IPO. No restructuring, transition and transaction expenses were incurred during the year ended December 31, 2020.

Interest expense

Interest expense was $31.9 million for the year ended December 31, 2021, a decrease of $5.6 million, as compared to $37.5 million for the year ended December 31, 2020. Interest expense decreased primarily due to lower balances remaining on our finance leases.

Interest expense – related party

Interest expense – related party was $48.9 million for the year ended December 31, 2021, a decrease of $3.1 million, as compared to $52.0 million for the year ended December 31, 2020. Interest expense – related party decreased primarily due to lower balances remaining on our finance leases, as well as lower average borrowings, primarily due to the settlement of the ENE Lateral Facility (as defined herein).

Other income (expense), net

Other income (expense), net was $0.6 million for the year ended December 31, 2021, an increase of $0.7 million, as compared to $(0.1) million for the year ended December 31, 2020. Other income (expense), net was essentially flat.

Provision for income taxes

The effective tax rate for the years ended December 31, 2021 and 2020 was 33.9% and 29.8%, respectively. The increase in the effective rate for the year ended December 31, 2021 was due to an audit settlement and uncertain tax positions recorded in the 2021 period. EELP is treated as a pass-through entity for income tax purposes and, as such, is not subject to U.S federal and most state income taxes. Instead, EELP’s U.S. income tax activity is allocated to individuals and entities affiliated with EELP. The Company also has international operations that are subject to foreign income tax requirements and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time as our contract and revenue with our customer ends.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $3.0 million for the year ended December 31, 2021, an increase of $0.4 million, as compared to $2.6 million for the year ended December 31, 2020. Net income attributable to non-controlling interest was higher in 2021 primarily due to lower interest expense.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(3.0) million for the year ended December 31, 2021, a decrease of $5.5 million, as compared to $(8.5) million for the year ended December 31, 2020. Net loss attributable to non-controlling interest – ENE Onshore was lower in 2021 primarily due to additional capacity sales revenue and lower interest expense on its debt and the ENE Onshore Merger in October 2022.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends, as described in Part II, Item 5—Our Dividend and Distribution Policy, the first of which were paid on September 7, 2022. For more information regarding our planned dividend payments, see Note 13 – Equity. As of December 31, 2022, we had $516.7 million in unrestricted cash and cash equivalents.

Our proceeds from the IPO in April 2022 were approximately $416.2 million, after deducting underwriting discounts and commissions, but before deducting IPO-related expenses of $7.6 million. Approximately $50.0 million of the IPO net proceeds were used to fund, in part, EELP's purchase of the Foundation Vessels. The remaining proceeds are expected to be used to fund our growth strategy, working capital, and other general corporate purposes.

During the third quarter of 2021, we signed a lease on an LNG terminal in Bahia, Brazil from Petrobras, and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In December 2022, we began selling LNG and natural gas to European customers via the Inkoo Terminal in Finland. In addition to Petrobras and customers in Europe, we have plans to sell regasified natural gas to other downstream customers, including in Brazil and Bangladesh. Some of these inventory purchases could potentially exceed cash on hand at certain times. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein). For more information regarding the EE Revolver, see Note 10 – Long-term debt to the Consolidated Financial Statements. Management believes the EE Revolver will provide sufficient liquidity to execute contractual purchase obligations. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, capital contributions and our operating cash flows as discussed below. We expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to fund income taxes, fund our obligations under the TRA, and pay cash dividends and distributions. Any determination to pay dividends to holders of our common stock and distributions to holders of EELP’s Class B interests will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Cash Flow Statement Highlights

Years ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
Net cash provided by (used in):	(In thousands)
Operating activities	$225,090	$141,613	$108,964
Investing activities	(119,267)	(36,091)	(41,258)
Financing activities	341,184	(124,097)	(31,438)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$447,007	$(18,575)	$36,268

Operating Activities

Cash flows used in operating activities increased by $83.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to:

•
a $445.1 million decrease in accounts receivable, primarily related to collections of receivables related to Brazil natural gas sales;
•
a $160.5 million increase in deferred revenues, primarily related to collection of prepayments related to Brazil natural gas sales;
•
a $38.8 million increase in net income;

•
a $21.8 million early extinguishment of lease liability on vessel acquisition in the year ended December 31, 2022, as described in “— Consolidated Results of Operations—Net income”;
•
a $14.1 million decrease in inventory related cash outflows, primarily due to purchases related to Bahia terminal startup in December 2021 exceeding LNG purchases related to Brazil natural gas sales activity and Inkoo Terminal activity in Finland during the year ended December 31, 2022; and
•
partially offset by a $600.0 million decrease in accounts payable and accrued liabilities, primarily due to decreased outstanding LNG cargo purchase payments related to Brazil natural gas sales as of December 31, 2022.

Cash flows provided by operating activities increased by $32.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to:

•
a $334.0 million increase in accounts payable due to December 2021 LNG purchases for December 2021 and January 2022 natural gas sales;
•
an $8.3 million increase in net income, as described in “—Consolidated Results of Operations—Net income”;
•
partially offset by a $65.6 million increase in inventories due to December 2021 LNG purchases made in preparation for January 2022 natural gas sales; and
•
partially offset by a $244.7 million increase in accounts receivables primarily due to December 2021 natural gas sales.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were comprised of capital expenditures made for the purchases of property and equipment, which increased by $83.2 million for the year ended December 31, 2022, as compared to the same period in 2021. The increase in cash used for purchases of property and equipment was primarily due to the purchase of the Foundation Vessels, our first installment payment on the Newbuild Agreement, and our power barge project in Albania.

Cash flows used in investing activities decreased by $5.2 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to decreased vessel drydocking spending in 2021.

Financing Activities

Cash flows provided by financing activities increased by $465.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to $412.1 million of net IPO proceeds, a $78.2 million decrease in net cash outflows to Kaiser-Francis Management Company, L.L.C. (“KFMC”) from EELP on a promissory note that was terminated in November 2021 and a $28.3 million decrease in finance lease payments, partially offset by $25.0 million in cash payments made as part of the early extinguishment of a lease liability related to the IPO transaction, $26.7 million of net payments on our other long-term debt, and a $4.8 million increase in deferred financing costs paid.

Cash flows used in financing activities increased by $92.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to $88.5 million of net borrowings by KFMC from EELP under related party note receivables.

Debt Facilities

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available the EE Revolver, including a letter of credit sub-facility, to EELP. The EE Revolver enabled us to borrow up to $350 million over a three-year term originally set to expire in April 2025. As of December 31, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310 million of undrawn capacity was available for additional borrowings as of December 31, 2022.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment.

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Agreement provides for, among other things (i) a new $250 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, the “EE Facilities”), (ii) an extension of the maturity date of the EE Revolver, (iii) an increase in the maximum consolidated total leverage by 0.50x to 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250 million, maximum consolidated total leverage increases to 4.25x, and (iv) collateral vessel maintenance coverage to be not less than the greater of (i) $750 million and (ii) 130% of the sum of the total credit exposure under the Amended Credit Agreement. Proceeds from the Term Loan Facility are intended to be used for the acquisition of the FSRU Sequoia. The commitments under the Term Loan Facility expire on May 1, 2023, if the acquisition of the Sequoia does not occur by such date. The EE Facilities mature in March 2027. Proceeds from the EE Revolver are intended to be used for letters of credit, working capital, and other general corporate purposes.

Borrowings under the EE Revolver bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Credit Agreement. The unused portion of the EE Revolver is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP's consolidated total leverage ratio.

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities.

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel. Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the vessel and will continue to recognize the vessel on our consolidated balance sheets, with the proceeds received recorded as a financial obligation. Through December 2021, we made quarterly principal payments of $5.0 million and paid interest at the three-month LIBOR plus 4.2%. The original loan matured in 2026 when the remaining balance of $49.5 million was payable. In December 2021, the agreement was amended to extend the term to December 2033, reduce the interest margin to 3.25% and reduce the quarterly principal payments to $3.1 million. After the final quarterly payment in December 2033, there will be no remaining balance due. We incurred debt issuance costs of $1.2 million related to the amendment, which will be amortized over the life of the loan. Debt issuance costs of $6.0 million related to the original loan are presented as a direct deduction from the debt and have been amortized over the life of the original loan. The agreement contains certain security rights related to the Experience vessel in the event of default.

Our vessel financing loan has certain financial covenants as well as customary affirmative and negative covenants, which we must maintain to remain compliant with the loan. We must maintain a minimum equity of $500.0 million, a maximum debt to equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance including loan availability of $20.0 million. Our agreement also requires that a three-month debt service reserves be funded and that the value of the vessel equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for vessel financings. The financing also requires the vessel to carry typical vessel marine insurances.

2017 Bank Loans

On June 23, 2017, we entered into two loan agreements with external banks (the “2017 Bank Loans”) to finance the MLNG terminal in Bangladesh. The first arrangement allowed us to borrow up to $32.8 million. The loan accrues interest at the 6-month LIBOR plus 2.42%. Payments are due semi-annually with an original scheduled maturity date of April 15, 2030. We partially prepaid the loan during 2019. As a result of this prepayment, the loan matures on October 15, 2029. The debt issuance costs of $1.3 million are presented as a direct reduction from the debt liability and are amortized over the life of the loan.

The second arrangement allowed us to draw funds up to $92.8 million. The loan accrues interest at the 3-month LIBOR plus 4.5%. Payments are due quarterly with an original scheduled maturity date of April 15, 2030. We partially prepaid the loan during 2019. As a result of this prepayment, the loan matures on October 15, 2029. Debt issuance costs of $4.8 million are presented as a direct deduction from the debt liability and are amortized over the life of the loan. The agreement contains certain security rights related to MLNG terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a 6-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2021, a waiver was obtained for a non-financial covenant. The waiver allows the Company to obtain a higher insurance deductible than the $0.3 million deductible originally required by the lenders since such deductible was not available to the Company during the 2020 and 2021 renewals. An additional waiver was obtained in August 2022 to also allow a higher deductible under the insurance policy renewal and to address additional non-financial exclusions.

Exquisite Vessel Financing

In June 2018, we entered into a sale leaseback agreement with the Nakilat JV, our equity method investment, to provide $220.0 million of financing via a fifteen-year lease agreement for the Exquisite vessel at 7.73%. The lease agreement has a symmetrical put and call option at the end of the original term or, optionally, two five-year extensions with symmetrical put and call options after each extension. The agreement did not meet the terms for recognition of a sale leaseback transaction and instead was treated as financing due to the terms of the transaction. The agreement contains certain security rights related to the Exquisite vessel in the event of default.

KFMC Note

On November 9, 2018, EELP entered into a promissory note with KFMC, an affiliate of Kaiser as lender, which allowed EELP to draw funds up to $100 million (as amended, restated, supplemented or otherwise modified, the “KFMC Note”). The KFMC Note was amended on November 17, 2020 to (i) extend the final payment date from December 31, 2020 to December 31, 2022, (ii) increase the per annum interest rate from LIBOR plus 1.5% to LIBOR plus 1.55% and (iii) make certain revisions to prepayment conditions. The KFMC Note was further amended and restated in its entirety on September 29, 2021 to (i) make certain changes to the final payment date, including removing KFMC’s ability to demand payment, and extending the final payment date to December 31, 2023 and (ii) allow EELP to draw funds at EELP’s discretion without prior approval by KFMC. The KFMC Note was further amended on October 1, 2021 to increase the maximum aggregate principal amount from $100 million to $250 million. In April 2022, the Company borrowed under the EE Revolver and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment, as discussed in Note 10 – Long-term debt.

KFMC-ENE Onshore Note

In September 2021, in connection with the Northeast Gateway Contribution, ENE Lateral assigned to KFMC all of its right, title and interest to receive payment under a note with ENE Onshore (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral under a promissory note it entered into with KFMC in December 2015 (as amended, restated, supplemented or otherwise modified, the “ENE Lateral Facility”). As a result of such assignment, ENE Onshore was obligated to pay to KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, ENE Onshore received an equity contribution sufficient to allow it to remit payment to KFMC of the then-outstanding KFMC-ENE Onshore Note balance, and KFMC and ENE Onshore subsequently entered into an amended and restated note allowing a maximum commitment of $25 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

As of December 31, 2022, the Company was in compliance with the covenants under its debt facilities.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly-owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence vessel will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Other Contractual Obligations

Operating Leases

We lease a vessel, terminal and offices in various locations under noncancelable operating leases. As of December 31, 2021, we had future minimum lease payments of $120.2 million. As of December 31, 2022, we had future minimum lease payments totaling $88.6 million and are committed to $37.6 million in year one, $47.8 million for years two and three, $1.9 million for years four and five and $1.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2021, we had future minimum lease payments totaling $784.8 million. As of December 31, 2022, we had future minimum lease payments totaling $307.3 million and are committed to $33.2 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five, and $141.0 million thereafter.

Newbuild Agreement Commitments

As part of the Newbuild Agreement, we currently expect to pay approximately $330 million, subject to adjustment. Related payments are due in five installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. During the year ended December 31, 2022, we made the first installment payment of approximately $30.0 million. Our future payment commitments related to the Newbuild Agreement are expected to be approximately $50.0 million in 2024 and $250.0 million in 2025-2026.

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

The TRA payment forecasted to be made in 2023 as of December 31, 2022, is $3.7 million. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $420.4 million, assuming (i) that EE Holdings exchanged all of its EELP interests using EE’s December 31, 2022 closing market price of $25.05 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to the TRA Beneficiaries will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the TRA. However, we may need to incur debt to finance payments under the TRA to the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG. Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana.

Sequoia Purchase Option

In March 2023, we exercised our option to purchase the FSRU Sequoia for a purchase price of $265 million (the “Sequoia Purchase”), which is currently under a bare boat charter with a third party until mid-2025. We expect to close the Sequoia Purchase in April 2023, with payment of the purchase price due on closing. As discussed above, we intend to use proceeds from the Term Loan Facility to fund the Sequoia Purchase.

Off Balance Sheet Arrangements

Before Excelerate’s IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to a Kaiser revolving loan facility, and EELP provided a first lien against one of EELP’s vessels to collateralize this facility. The facility was a committed line of credit of $600 million with a third-party bank that would have expired on September 30, 2022 (the “Kaiser Credit Line”). EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries was released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver.

Critical Accounting Policies and Estimates

The accounting policies and estimates discussed below are considered by management to be critical to an understanding of our financial statements as their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see the Note 2 – Summary of significant accounting policies to the Consolidated Financial Statements.

Leases

We account for leases under the provisions of Accounting Standards Codification (“ASC”) 842, Leases. In the application of ASC 842 for leases in which we are the lessee, certain estimates and management judgments are required such as determining the useful life of a leased asset, the discount rate used in calculating the present value of lease payments, and when leases have extension or termination options that are likely to be exercised. When we are the lessor, estimates are required in allocating the contract consideration between the lease component and non-lease components on a relative standalone selling price basis.

Lessee Accounting

As of the lease commencement date, we recognize a liability for our lease obligation, initially measured at the present value of lease payments not yet paid, and an asset for our right to use the underlying asset, initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The discount rate used to determine the present value of the lease payments is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

The initial recognition of the lease obligation and right-of-use asset excludes short-term leases. Short-term leases are leases with an original term of one year or less, excluding those leases with an option to extend the lease for greater than one year or an option to purchase the underlying asset that the lessee is deemed reasonably certain to exercise. We have elected, as an accounting policy, not to apply the recognition requirements to short-term leases. Instead, we may recognize the lease payments in the statements of income on a straight-line basis over the lease term.

We have certain lease agreements that provide for the option to extend or terminate early, which was evaluated on each lease to arrive at the lease term. If we were reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2022, we did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Lessor Accounting

We determined that our time charter contracts contain a lease and a performance obligation for the provision of time charter and other regasification services. Leases are classified based upon defined criteria either as sales-type, direct financing, or operating leases by the lessor.

For those leases classified as sales-type, the underlying asset is derecognized and the net investment in the lease is recorded. We have determined that these contracts contain a lease component for the use of the vessel and non-lease components relating to operation of the vessels. We have allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. We utilize a combination of approaches to estimate the standalone selling prices when the directly observable selling price is not available by utilizing information available such as market conditions and prices, entity-specific factors, and internal estimates when market data is not available. Given that there are no observable standalone selling prices for either of these two components, judgment is required in determining the standalone selling price of each component.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. New assets, modifications to existing assets which improve the asset’s operational efficiency, capacity or useful life, and our finance leases are assigned a useful life. Useful lives of property and equipment are determined using various assumptions, including our expected use of our assets and the supply of and demand for LNG and natural gas in the markets we serve, normal wear and tear of assets, and the expected extent and frequency of maintenance. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, less an estimated residual value.

Asset retirement obligations (“ARO”)

We recognize liabilities for retirement obligations associated with tangible long-lived assets when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The fair value of a liability for an ARO is recognized in the period which it is incurred, if a reasonable estimate of fair value can be made. In order to estimate the fair value, we use judgments and assumptions for factors including the existence of legal obligations for an ARO; technical assessments of the assets; discount rates; inflation rates; and estimated amounts and timing of settlements. The offsetting asset retirement cost is recorded as an increase to the carrying value of the associated property and equipment on the consolidated balance sheets and depreciated over the estimated useful life of the asset. In periods subsequent to the initial measurement of an ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

Income taxes

We are a corporation for U.S. federal and state income tax purposes. EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. As part of our income tax accounting process, we are required to make certain assumptions and estimations.

We record valuation allowances to reflect the estimated amount of certain deferred tax assets that are more likely to not be realized. In making such a determination, we evaluate a variety of factors, including our operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods.

The effect of tax positions is recognized only if those positions are more likely than not of being sustained. Conclusions reached regarding tax positions are continually reviewed based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that our assessment of the conclusions reached regarding tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We recognize the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Tax receivable agreement

In connection with the IPO, we entered into the TRA with the TRA Beneficiaries. The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits. The amount and timing of future payments to the TRA Beneficiaries will vary as the calculation depends on a variety of factors and future events. Potential future actions taking by the Company, such as mergers or other forms of business combinations that would constitute a change in control, may influence the timing and amount of payments we make under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of significant accounting policies to the notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting pronouncements.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during 2021, Excelerate qualified as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as Excelerate remained an EGC, it was permitted, and elected, to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions included:

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

As Excelerate has exceeded the $1.235 billion in annual revenue threshold during the current fiscal year, we ceased to be an EGC on December 31, 2022. As a result of ceasing EGC status, we are required to comply with certain requirements listed above in our

Annual Report for the year ending December 31, 2022. Prior to December 31, 2022, Excelerate took advantage of some reduced reporting burdens in its filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2022, the fair value of our interest rate swaps was $2.3 million. As of December 31, 2021, the fair value of our interest rate swaps was $(4.4) million. Based on our hedged notional amount as of December 31, 2022, a hypothetical 10% change in the three-month and six-month LIBOR forward curves would change the estimated fair value of our existing interest rate swaps by less than $0.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of December 31, 2022 or 2021.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. Dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. During the year ended December 31, 2022, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. We had no foreign currency hedges in 2021. For the years ended December 31, 2022, 2021 and 2020, we recorded $(7.2) million, $0.1 million and $(1.3) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparation of our 2020 and 2019 financial statements to meet the requirements applicable for our 2022 IPO, we identified the following material weaknesses in our internal control over financial reporting which were previously disclosed in our Registration Statement on Form S-1 filed on January 7, 2022, that continue to exist as of December 31, 2022. We did not design and maintain an effective control environment commensurate with public company financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls, accounting and tax knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with accounting and financial reporting requirements.

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

These material weaknesses resulted in adjustments to selling, general and administrative expenses, cost of revenue and vessel operating expenses, provision for income taxes and related account balances and disclosures as of and for the years ended December 31, 2020 and 2019.

Additionally, each of the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation of Previously Identified Material Weaknesses

We previously identified and disclosed in our Registration Statement on Form S-1 filed on January 7, 2022 the following material weaknesses in our internal control over financial reporting, each of which has been remediated as of December 31, 2022, as described below:

•
We did not maintain a sufficient complement of personnel with an appropriate degree of information technology (“IT”) knowledge, experience and training;
•
We did not design and maintain effective controls over the proper timing of revenue recognition for dry-dock revenue contracts;
•
We did not design and maintain effective controls to analyze compliance with non-financial debt covenants and conditions;
•
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

To remediate the material weaknesses, we designed and implemented new or enhanced controls and took other actions to improve our internal control over financial reporting, including:

•
Designed and implemented a new control over the proper timing of revenue recognition for dry-dock revenue contracts;
•
Designed and implemented a new control to analyze compliance with non-financial debt covenants and conditions;
•
Expanded our IT team to add additional qualified resources, including hiring a Vice President over IT and IT Security Director; and
•
Designed and implemented IT general controls and related procedures for information systems that are relevant to the preparation of our financial statements in the areas of user access, program change management, computer operations, and program development.

We determined that the remediated controls described above are designed effectively and have operated for a sufficient period of time to appropriately address the material weaknesses described above. Additionally, management has concluded, through testing, that these controls are operating effectively and the material weaknesses described above have been remediated as of December 31, 2022.

Status of Remediation Actions

As it relates to the material weaknesses that continue to exist as of December 31, 2022, we have performed the following remediation actions as of that date:

•
Expanded our accounting, tax and finance teams to add additional qualified resources, which included third-party consultants. We have hired new experienced accounting leadership team members in the following positions: Vice President, Controller and Chief Accounting Officer; Vice President of Tax; Assistant Corporate Controller; Director over International Accounting Operations; and Senior Manager over Income Tax Provision. In addition, we hired a Treasurer;
•
Established an Internal Audit function. We hired a Vice President of Internal Audit and team members experienced in audit and control design who worked with company personnel to establish and document policies and controls including providing additional training and guidance on requirements and control processes;

Additionally, we are in the process of designing and implementing controls related to the period-end financial reporting process, including controls related to business performance reviews and manual journal entries, and the completeness and accuracy of our income tax provision. The design and implementation of these controls is in progress and will require validation and testing of their design and operating effectiveness over a sustained period of time. As a result, the timing of when we will be able to remediate the material weaknesses is uncertain. We may also conclude that additional measures will be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to have, nor did we engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal control over financial reporting due to a transition period establish by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as discussed in Remediation of Previously Identified Material Weaknesses above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Our board adopted a Code of Conduct and Ethics (the “Code”) relating to the conduct of our business by all of our employees, executive officers (including our principal executive officers, principal financial officer and principal accounting officer (or persons performing similar functions)), and directors. This Code satisfies the requirement that we have a “code of conduct” under the NYSE and SEC rules and is available on our website at www.excelerateenergy.com. To the extent required under the listing rules and SEC rules, we intend to disclose future amendments to certain provisions of this Code, or waivers of such provisions, applicable to any of our executive officers or directors, on our website identified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, Texas.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements and related notes of Excelerate Energy, Inc. and Subsidiaries, together with the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included beginning on page F-1 of this Annual Report.

(2) Financial Statements Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

(3) Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit Number	Description
2.1

Securities Purchase Agreement, dated as of April 8, 2022, by and between Maya Maritime LLC and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

3.1	Amended and Restated Certificate of Incorporation of Excelerate Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
3.2	Amended and Restated Bylaws of Excelerate Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
4.1

Registration Rights Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Holdings, LLC and Maya Maritime LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

4.2

Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

4.3*	Description of Securities
10.1

Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of April 14, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

10.2

Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership, Maya Maritime LLC and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

10.3	First Amendment to Senior Secured Revolving Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.4

Form of Indemnification Agreement entered into with Directors and Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A, filed on January 21, 2022)

10.5†	Excelerate Energy, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.6†	Excelerate Energy, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.7†	Excelerate Energy, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.8†

Written Description of the Material Terms of the Excelerate Energy 2021 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of Excelerate Energy, Inc.’s Registration Statement on Form S-1/A, filed on January 21, 2022)

10.9*‡	Shipbuilding Contract for the Construction of Hull No. 3407 between Excelerate Vessel Company Limited Partnership and Hyundai Heavy Industries Co., Ltd.
10.10*	Transition Services and Separation Agreement dated November 8, 2022, by and between Excelerate Energy Limited Partnership and Calvin Bancroft
10.12†

Letter Agreement dated April 3, 2020, by and between Excelerate Energy Limited Partnership and Dana Armstrong (Incorporated by reference to Exhibit 10.5 of Excelerate Energy, Inc.’s Registration Statement on Form S-1, filed on January 7, 2022)

10.13†

Letter Agreement dated October 16, 2020, by and between Excelerate Energy Limited Partnership and Alisa Newman Hood (Incorporated by reference to Exhibit 10.6 of Excelerate Energy, Inc.’s Registration Statement on Form S-1, filed on January 7, 2022)

10.14

Memorandum of Agreement Saleform 2012 effective as of March 23, 2023 by and between Anemoesa Marine Inc. and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan or arrangement.

‡ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Excelerate Energy, Inc.

Date: March 28, 2023	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2023.

Signature	Title (Position with Excelerate Energy, Inc.)

/s/ Steven Kobos	President & Chief Executive Officer
Steven Kobos	(Principal Executive Officer)

/s/ Dana Armstrong	Executive Vice President and Chief Financial Officer
Dana Armstrong	(Principal Financial Officer)

/s/ Michael Bent	Vice President, Controller and Chief Accounting Officer
Michael Bent	(Principal Accounting Officer)

/s/ Don P. Millican	Chairman of the Board and Director
Don P. Millican

/s/ Carolyn J. Burke	Director
Carolyn J. Burke

/s/ Deborah L. Byers	Director
Deborah L. Byers

/s/ Paul T. Hanrahan	Director
Paul T. Hanrahan

/s/ Henry G. Kleemeier	Director
Henry G. Kleemeier

/s/ Robert A. Waldo	Director
Robert A. Waldo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Excelerate Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Excelerate Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Significant Transactions with Related Parties

As discussed in Note 19 to the consolidated financial statements, the Company has entered into significant transactions with George B. Kaiser and his affiliates, a related party.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 28, 2023

We have served as the Company’s auditor since 2021.

Excelerate Energy, Inc.

Consolidated Balance Sheets

As of December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$516,659	$72,786
Current portion of restricted cash	2,614	2,495
Accounts receivable, net	79,694	260,535
Accounts receivable, net – related party	2,595	11,140
Inventories	173,603	105,020
Current portion of net investments in sales-type leases	13,344	12,225
Other current assets	35,026	26,194
Total current assets	823,535	490,395
Restricted cash	18,698	15,683
Property and equipment, net	1,455,683	1,433,169
Operating lease right-of-use assets	78,611	106,225
Net investments in sales-type leases	399,564	412,908
Investment in equity method investee	24,522	22,051
Deferred tax assets, net	39,867	939
Other assets	26,342	19,366
Total assets	$2,866,822	$2,500,736
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$94,770	$303,651
Accounts payable to related party	2,054	7,937
Accrued liabilities and other liabilities	66,888	105,034
Current portion of deferred revenue	144,807	9,653
Current portion of long-term debt	20,913	19,046
Current portion of long-term debt – related party	7,661	7,096
Current portion of operating lease liabilities	33,612	30,215
Current portion of finance lease liabilities	20,804	21,903
Current portion of finance lease liabilities – related party	—	15,627
Total current liabilities	391,509	520,162
Long-term debt, net	193,396	214,369
Long-term debt, net – related party	180,772	191,217
Operating lease liabilities	48,373	77,936
Finance lease liabilities	210,354	229,755
Finance lease liabilities – related party	—	210,992
TRA liability	72,951	—
Asset retirement obligations	39,823	34,929
Long-term deferred revenue	32,947	14,451
Derivative liabilities	—	2,999
Total liabilities	$1,170,125	$1,496,810
Commitments and contingencies (Note 22)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized and 26,254,167 shares issued and outstanding as of December 31, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	26	—
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of December 31, 2022; no shares authorized, issued or outstanding as of December 31, 2021)	82	—
Additional paid-in capital	464,721	—
Equity interest	—	1,135,769
Retained earnings	12,009	—
Related party note receivable	—	(6,759)
Accumulated other comprehensive income (loss)	515	(9,178)
Non-controlling interest	1,219,344	14,376
Non-controlling interest – ENE Onshore	—	(130,282)
Total equity	1,696,697	1,003,926
Total liabilities and equity	$2,866,822	$2,500,736

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
Revenues	(In thousands)
FSRU and terminal services	$445,157	$468,030	$430,843
Gas sales	2,027,816	420,525	—
Total revenues	2,472,973	888,555	430,843
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	209,195	192,723	150,478
Direct cost of gas sales	1,906,781	390,518	—
Depreciation and amortization	97,313	104,908	104,167
Selling, general and administrative expenses	66,099	47,088	42,942
Restructuring, transition and transaction expenses	6,900	13,974	—
Total operating expenses	2,286,288	749,211	297,587
Operating income	186,685	139,344	133,256
Other income (expense)
Interest expense	(33,927)	(31,892)	(37,460)
Interest expense – related party	(25,612)	(48,922)	(51,970)
Earnings from equity method investment	2,698	3,263	3,094
Early extinguishment of lease liability on vessel acquisition	(21,834)	—	—
Other income (expense), net	312	564	(92)
Income before income taxes	108,322	62,357	46,828
Provision for income taxes	(28,326)	(21,168)	(13,937)
Net income	79,996	41,189	32,891
Less net income attributable to non-controlling interest	55,119	3,035	2,622
Less net loss attributable to non-controlling interest – ENE Onshore	(1,396)	(2,964)	(8,484)
Less pre-IPO net income attributable to EELP	12,950	41,118	38,753
Net income attributable to shareholders	$13,323	$—	$—

Net income per common share – basic	$0.51	$—	$—
Net income per common share – diluted	$0.51	$—	$—
Weighted average shares outstanding – basic	26,254,167	—	—
Weighted average shares outstanding – diluted	26,262,107	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$79,996	$41,189	$32,891
Other comprehensive income
Share of other comprehensive income (loss) of equity method investee	4,997	2,458	(2,247)
Change in unrealized gains (losses) on cash flow hedges	5,453	3,325	(3,186)
Other comprehensive loss attributable to non-controlling interest	(757)	—	—
Pre-IPO other comprehensive income (loss) attributable to EELP	(5,458)	(5,783)	5,433
Comprehensive income	84,231	41,189	32,891
Less comprehensive income attributable to non-controlling interest	55,119	3,035	2,622
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	(1,396)	(2,964)	(8,484)
Less pre-IPO net income attributable to EELP	12,950	41,118	38,753
Comprehensive income attributable to shareholders	$17,558	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2022, 2021 and 2020

											Non-
								Related	Accumulated		controlling
					Additional			party	other	Non-	interest –
	Class A Common Stock		Class B Common Stock		paid-in	Equity	Retained	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	interest	earnings	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2020	—	$—	—	$—	$—	$863,750	$—	$—	$(9,528)	$9,905	$(118,834)	$745,293
Net income (loss)	—	—	—	—	—	38,753	—	—	—	2,622	(8,484)	32,891
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,433)	—	—	(5,433)
Contributions	—	—	—	—	—	6,000	—	—	—	—	—	6,000
Distributions	—	—	—	—	—	(6,404)	—	—	—	(1,186)	—	(7,590)
Balance at December 31, 2020	—	$—	—	$—	$—	$902,099	$—	$—	$(14,961)	$11,341	$(127,318)	$771,161
Net income (loss)	—	—	—	—	—	41,118	—	—	—	3,035	(2,964)	41,189
Related party note receivable	—	—	—	—	—	—	—	(6,759)	—	—	—	(6,759)
Other comprehensive income	—	—	—	—	—	—	—	—	5,783	—	—	5,783
Contributions	—	—	—	—	—	192,552	—	—	—	—	—	192,552
Balance at December 31, 2021	—	$—	—	$—	$—	$1,135,769	$—	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss) prior to IPO	—	—	—	—	—	12,950	—	—	—	(816)	(237)	11,897
Related party note receivable	—	—	—	—	—	—	—	6,759	—	—	—	6,759
Pre-IPO capital contribution	—	—	—	—	1,574	—	—	—	—	—	—	1,574
Effect of reorganization transactions	—	—	82,021,389	82	—	(1,148,719)	—	—	2,820	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	408,272	—	—	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	188,492	—	—	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	(14,938)	—	—	—	—	—	—	(14,938)
Long-term incentive compensation	—	—	—	—	232	—	—	—	—	724	—	956
Other comprehensive income	—	—	—	—	—	—	—	—	6,873	3,577	—	10,450
Class A dividends paid – $0.05 per share	—	—	—	—	—	—	(1,314)	—	—	—	—	(1,314)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,101)	—	(4,101)
Minority Owner Contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	3,832	—	3,832
Effect of ENE Onshore Merger	—	—	—	—	(118,911)	—	—	—	—	—	131,678	12,767
Net income (loss) subsequent to IPO	—	—	—	—	—	—	13,323	—	—	55,935	(1,159)	68,099
Balance at December 31, 2022	26,254,167	$26	82,021,389	$82	$464,721	$—	$12,009	$—	$515	$1,219,344	$—	$1,696,697

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities	(In thousands)
Net income	$79,996	$41,189	$32,891
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	97,313	104,908	104,167
Amortization of operating lease right-of-use assets	31,699	23,496	12,381
ARO accretion expense	1,494	1,430	1,370
Amortization of debt issuance costs	2,664	1,394	1,827
Deferred income taxes	2,255	(966)	408
Share of net earnings in equity method investee	(2,698)	(3,263)	(3,094)
Distributions from equity method investee	4,950	—	—
Long-term incentive compensation expense	956	—	—
Early extinguishment of lease liability on vessel acquisition	21,834	—	—
Non-cash restructuring expense	1,574	—	—
(Gain)/loss on other operating	(2,224)	—	—
Changes in operating assets and liabilities:
Accounts receivable	197,903	(247,174)	(2,453)
Inventories	(68,583)	(82,667)	(17,114)
Other current assets and other assets	(22,826)	(17,792)	(19,279)
Accounts payable and accrued liabilities	(258,281)	341,339	7,318
Derivative liabilities	3,083	445	(602)
Current portion of deferred revenue	135,154	(2,329)	2,050
Net investments in sales-type leases	12,225	10,229	8,777
Operating lease assets and liabilities	(30,252)	(22,436)	(11,912)
Other long-term liabilities	16,854	(6,190)	(7,771)
Net cash provided by operating activities	$225,090	$141,613	$108,964

Cash flows used in investing activities
Purchases of property and equipment	(119,267)	(36,091)	(41,258)
Net cash used in investing activities	$(119,267)	$(36,091)	$(41,258)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock, net	412,148	—	—
Proceeds from long-term debt – related party	654,000	118,309	62,750
Repayments of long-term debt – related party	(653,409)	(82,153)	(16,280)
Repayments of long-term debt	(20,311)	(29,214)	(27,617)
Proceeds from revolving credit facility	140,000	—	—
Repayments of revolving credit facility	(140,000)	—	—
Payment of debt issuance costs	(5,951)	(1,188)	—
Related party note receivables	—	(200,500)	—
Collections of related party note receivables	6,600	122,338	—
Settlement of finance lease liability – related party	(25,000)	—	—
Principal payments under finance lease liabilities	(20,499)	(36,262)	(34,143)
Principal payments under finance lease liabilities – related party	(2,912)	(15,427)	(14,558)
Dividends paid	(1,313)	—	—
Distributions	(4,101)	—	(7,590)
Contributions	1,932	—	6,000
Net cash provided by (used in) financing activities	$341,184	$(124,097)	$(31,438)
Net increase (decrease) in cash, cash equivalents and restricted cash	447,007	(18,575)	36,268

Cash, cash equivalents and restricted cash
Beginning of period	$90,964	$109,539	$73,271
End of period	$537,971	$90,964	$109,539

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers flexible liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services, from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021 as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million.

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO and as of December 31, 2022, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

In September 2021, as part of an anticipated reorganization in connection with the IPO, certain entities under common control of Kaiser were contributed to EELP (the “Northeast Gateway Contribution”). These entities include Excelerate New England GP, LLC, Northeast Gateway Energy Bridge, LP and Excelerate New England Lateral, LLC (“ENE Lateral” and, together with Excelerate New England GP, LLC and Northeast Gateway Energy Bridge, LP, the “Northeast Companies”). Since the Northeast Gateway Contribution is considered a transaction with entities under common control, EELP accounted for the Northeast Companies’ assets and liabilities received at their parent carrying values and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

In October 2022, Excelerate Energy Holdings, LLC (“EE Holdings”), the indirect sole member of Excelerate New England Onshore, LLC (“ENE Onshore”), and EELP, the sole member of ENE Lateral, entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “ENE Onshore Merger”). ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. EE Holdings retained responsibility for all liabilities and obligations of ENE Onshore arising prior to the ENE Onshore Merger. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a variable interest entity (“VIE”) as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate no longer has a non-controlling interest related to ENE Onshore. See Note 19 – Related party transactions for more details on this merger.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.
Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include useful lives of property and equipment, asset retirement obligations, and the allocation of the transaction price to performance obligations and lease

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

components. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Consolidation

The consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company eliminates all significant intercompany accounts and transactions in consolidation. The Company consolidates VIEs where the Company holds direct or implicit variable interests and is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The primary beneficiary determination is both qualitative and quantitative and requires the Company to make judgments and assumptions about the entity’s total equity investment at risk, its forecasted financial performance, and the volatility inherent in those forecasted results. Events are considered for all existing entities to determine if they may result in an entity becoming a VIE or the Company becoming the primary beneficiary of an existing VIE. The ownership interest of other investors in consolidated subsidiaries and VIEs is recorded as non-controlling interests.

The Company had determined that ENE Onshore was a VIE based on the results of the analysis described above. As of December 31, 2020, one of our wholly owned subsidiaries, ENE Lateral, was the provider of a promissory note to ENE Onshore in the amount of $102 million and used capacity rights in a pipeline secured by ENE Onshore from a third party. As the Company and its related parties had the power to direct the activities related to the capacity rights and the obligation to absorb losses which could be significant to ENE Onshore, the Company determined that it was the primary beneficiary. As such, we consolidated the assets and liabilities of ENE Onshore and showed its net loss as non-controlling interest – ENE Onshore on our consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020. In September 2021, the promissory note from ENE Onshore was repaid, and an agreement was entered into that significantly limited the ability of ENE Lateral to receive benefits from the use of the pipeline capacity. However, ENE Lateral still controlled the capacity rights, and therefore, ENE Lateral continued to be the primary beneficiary as of December 31, 2021. In October 2022, ENE Onshore was merged with and into ENE Lateral. For more details, see Note 1 – General business information.

In addition, these consolidated financial statements include accounts of the Northeast Companies consolidated on the basis of common control since prior to the contribution. All accounts of the Northeast Companies, including equity accounts, are consolidated with accounts of the Company and its subsidiaries. All intercompany transactions, balances, income, and expenses are eliminated, and accounting policies have been conformed to the Company’s accounting policy.

Investments in equity method investee

All investments in which the Company owns 20% to 50%, exercises significant influence over operating and financial policies, and does not consolidate are accounted for using the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. The Company evaluates its equity method investments for impairment when events or circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value below their carrying values. If an equity method investment experiences an other-than-temporary decline in value and if the estimated fair value is less than the carrying value, the carrying value is written down to its estimated fair value and the resulting impairment is recorded in the Company's consolidated statements of income.

In June 2018, the Company acquired a 45% interest in Nakilat Excelerate LLC, its equity method investment (the “Nakilat JV”), which is recorded using the equity method. For the years ended December 31, 2022, 2021 and 2020, the Company’s share of net earnings in the Nakilat JV were $2.7 million, $3.3 million and $3.1 million, respectively.

Equity interests

Prior to the IPO, equity interests represented the contributions from and distributions to the general and limited partners of the Company and the Northeast Companies, the accumulated earnings of EELP and the Northeast Companies, and share-based compensation of EELP.

Non-controlling interest

After the IPO, non-controlling interest is primarily comprised of Kaiser’s 75.8% ownership interest in EELP. In addition, it is also comprised of third-party equity interests in two of the Company’s other consolidated subsidiaries: 1) a 20% interest in Excelerate Energy Bangladesh LLC and 2) a 10% interest in Excelerate Albania Holding sphk. Net income attributable to non-controlling interests represents the Company’s net income (loss) that is not allocable to Excelerate shareholders.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Prior to the ENE Onshore Merger, we also separately presented a non-controlling interest related to ENE Onshore, which was consolidated as a VIE.

Foreign currency transactions and translation

The consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency and the functional currency for all of the Company’s consolidated subsidiaries.

For all international entities, foreign currency transactions are translated into US dollars, using exchange rates at the dates of the transactions or using the average exchange rate prevailing during the period. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of income in Other income, net. Foreign exchange gains/(losses) amounted to $(7.2) million, $0.1 million and $(1.3) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value measurement is based on the presumption that the transaction to sell the asset or transfer the liability takes place in either the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability. The Company utilized market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation techniques. The Company uses estimates that are appropriate in the circumstances and for which sufficient data is available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. The Company categorizes its fair value estimates for all assets and liabilities for which fair value is measured or disclosed in the consolidated financial statements using a fair value hierarchy based on the transparency of inputs used to measure fair value.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs include quoted prices for similar assets and liabilities in active markets and inputs, that are observable either directly or indirectly for substantially the full term of the contract; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand, demand deposits, and other short-term highly liquid investments with original maturities of three months or less. Cash not available for general use by the Company due to loan restrictions are classified as restricted cash.

Restricted cash is cash restricted due to terms in certain debt agreements and is to be used to service the debt and for certain designated uses including payment of working capital, operations, and maintenance related expenses. Distributions of maintenance related expenses are subject to “waterfall” provisions that allocate cash flows from revenues to specific priorities of use in a defined order before equity distributions can be made in compliance with other debt service requirements. To the extent that restrictions on cash extend beyond one year, the Company has classified those balances as non-current in the accompanying consolidated balance sheets.

Derivative financial instruments

Derivative instruments are initially recorded at fair value as either assets or liabilities in the consolidated balance sheets and are subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative. To be considered a derivative an agreement would need to have a notional and an underlying, require little or no initial net investment and could be net settled. The method of recognizing the changes in fair value is dependent on whether the contract is designated as a hedging instrument and qualifies for hedge accounting. The changes in the fair values of derivative instruments that are not designated or that do not qualify for hedge accounting are recognized in other income, net, in the consolidated statements of income.

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates by converting a portion of the bank loans from a floating rate to a fixed rate. The maximum length of time over which the Company is hedging the exposure to the variability in future cash flows is based on the duration of the bank loans. The interest rate swaps have been designated as cash flow

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

hedges. The Company has formally documented the hedge relationships, including identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Effectiveness is evaluated using regression analysis at inception and over the course of the hedge as required. The interest rate swaps are recorded in the consolidated balance sheets on a gross basis at fair value.

For such designated cash flow hedges, the gain or loss resulting from fair value adjustments on cash flow hedges are recorded in accumulated other comprehensive loss. In the periods when the hedged items affect earnings, the associated fair value changes on the hedging derivatives are transferred from total equity to interest expense, net in the consolidated statements of income. The Company performs periodic assessments of the effectiveness of the derivative contracts designated as hedges, including the possibility of counterparty default. Changes in the fair value of derivatives that are designated and qualify as hedges are recognized in other comprehensive income.

Accounts receivable

Accounts receivable is presented net of the allowance for doubtful accounts on the consolidated balance sheets and is recorded at the invoiced amount. Accounts receivable do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable based on historical write-off experience and customer economic data. Account balances are charged off against the allowance when management believes that the receivable will not be recovered.

The Company has a limited number of customers and reviews expected loss by customer quarterly on a case-by-case basis. Accounts receivable over 120 days past due are reviewed at period end. The allowance for doubtful accounts was $0.6 million and $0.9 million as of December 31, 2022 and 2021, respectively.

Inventories

LNG and natural gas inventories are recorded at the lower of cost or net realizable value, which is the known or estimated selling price less cost to sell. Cost for inventories is calculated using the first-in-first-out (FIFO) method and is comprised of the purchase price and other directly related costs. At each reporting date, inventories are assessed for impairment. If inventory is impaired, the carrying amount is reduced to its selling price less costs to complete and sell, and an impairment loss is recognized in the consolidated statements of income. Inventory balances as of December 31, 2022 include a lower of cost or net realizable value write-down of $4.4 million, which is included in Direct cost of gas sales on our consolidated statements of income. No impairments were recorded during the years ended December 31, 2021 and 2020.

Capitalization of costs incurred during drydocking

Generally, the Company is required to drydock each of the vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in-situ bottom survey every two and a half years. Costs incurred related to routine repairs and maintenance performed during drydocking are expensed. Costs incurred during drydocking out of convenience to appreciably extend the useful life, increase the earnings capacity, or improve the efficiency of vessels are capitalized as property and equipment and amortized over the remaining useful life of the vessels. Costs that are incurred on major repair work, which is non-routine in nature, are accounted for under the built-in overhaul method, and capitalized and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. Drydocking costs incurred to meet regulatory requirements are accounted for under the deferral method, whereby the actual costs incurred are deferred into other assets and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining overhaul and regulatory capitalized costs that have not been amortized are accelerated. When a vessel is disposed, any unamortized capitalized costs are charged against income in the period of disposal. Capitalized costs are presented within either fixed assets or other assets on the consolidated balance sheets.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, less an estimated residual value. Modifications to property and equipment, including the addition of new equipment, which improves or increases the operational efficiency, functionality, or safety of the assets, are capitalized. These expenditures are amortized over the estimated useful life of the modification. Expenditures covering recurring routine repairs and maintenance are expensed as incurred.

Useful lives applied in depreciation are as follows:

Vessels	5-30 years
Buoy and pipeline	20 years

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Finance lease right-of-use assets	Lesser of useful life or lease team
Other equipment	3-7 years

Gains and losses on disposals and retirements are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statements of income.

Asset retirement obligations (“ARO”)

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. In order to estimate the fair value, we use judgments and assumptions for factors: including the existence of legal obligations for an ARO; technical assessments of the assets; discount rate; inflation rate; and estimated amounts and timing of settlements. The offsetting asset retirement cost is recorded as an increase to the carrying value of the associated property and equipment on the consolidated balance sheets and depreciated over the estimated useful life of the asset. In periods subsequent to the initial measurement of an ARO, the Company recognizes period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense.

Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, unfavorable events impacting the Company’s operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract or the introduction of newer technology. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. The Company did not record an impairment during the years ended December 31, 2022, 2021 or 2020.

Long-term debt and debt issuance costs

Debt issuance costs, including arrangement fees and legal expenses related to long-term notes, are deferred and presented as a direct deduction from the outstanding principal of the related debt in the consolidated balance sheets and amortized using the effective interest rate method over the term of the relevant loan. Amortization of debt issuance costs is included as a component of interest expense. If a loan or part of a loan is repaid early, the unamortized portion of the deferred debt issuance costs is recognized as interest expense proportionate to the amount of the early repayment in the period in which the loan is repaid.

Financing costs incurred in the second quarter of 2022 related to the senior secured revolving line of credit are reported as other assets on the balance sheet. These costs will be amortized over the three-year term of the facility. Amortization of the deferred financing costs is included as a component of interest expense.

Debt instruments are classified as current liabilities unless the Company has an unconditional right to defer the settlement of the liability for at least 12 months after the reporting date.

Segments

The chief operating decision maker allocates resources and assesses financial performance on a consolidated basis, including the Northeast Companies, which were under his management. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2022, 2021 and 2020, the Company operated as a single operating and reportable segment.

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determines the amount of revenue to be recognized through application of the five-step model outlined in ASC 606 as follows: when (i) a customer contract is identified, (ii) the performance obligation(s) have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligation(s) in the contract, and (v) the performance obligation(s) are satisfied. The Company’s contracts with customers may contain one or several performance obligations usually consisting of FSRU and terminal services including time charter, regasification and other services and gas sales. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Sales, value-added, and other taxes collected concurrently with the provision of goods or services are excluded from revenue when the customer is the primary obligor of such taxes.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Time charter, regasification and other services

The Company determined that its long-term time charter contracts typically contain a lease. These contracts contain a lease component for the use of the vessel and non-lease components relating to operation of the vessels (i.e., provision of time charter, regasification and other services). The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. The Company utilizes a combination of approaches to estimate the standalone selling prices, when the directly observable selling price is not available, by utilizing information available such as market conditions and prices, entity-specific factors, and internal estimates when market data is not available. Given that there are no observable standalone selling prices for any of these components, judgment is required in determining the standalone selling price of each component. As lessor in our leases classified as operating leases, the Company applied the practical expedient to combine the lease component with our drydocking requirements (a non-lease component). Certain time charter party agreements with customers allow an option to extend the contract. Agreements which include renewal and termination options are included in the lease term if we believe they are “reasonably certain” to be exercised by the lessee or if an option to extend is controlled by the Company.

The lease of the vessel, represents the use of the vessel without any associated performance obligations or warranties, is accounted for in accordance with the provisions of Accounting Standards Codification 842, Leases (“ASC 842”). Leases are classified based upon defined criteria either as a sales-type, direct financing, or an operating lease.

For time charter contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the charter.

The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. As of December 31, 2022, the Company has two sales-type leases (for the Summit and Excellence vessels).

The provision of time charter, regasification and other services on the time charter contracts is considered a non-lease component and is accounted for as a separate performance obligation in accordance with the provision of ASC 606, Revenue from Contracts with Customers. Additionally, the Company has contracts with customers to provide time charter, regasification, and other services that do not contain a lease and are within the scope of ASC 606.

The provision of time charter, regasification and other services is considered a single performance obligation recognized evenly over time as our services are rendered or consistent with the customer’s proportionate right to use our assets. The Company considers our services as a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. The Company recognizes revenue when obligations under the terms of our contracts with our customers are satisfied. We have applied the practical expedient to recognize revenue in proportion to the amount that we have the right to invoice. Certain charges incurred by the Company associated with the provision of services are reimbursable. This variable consideration is recognized in revenue once the performance obligation is complete, and the receivable amount is determinable.

For time charter contracts that are accounted for as sales-type leases, the provision of time charter, regasification, and other services includes a performance obligation for drydocking that occurs every five years. The Company engages third parties to perform the drydocking, but the Company is deemed to be the principal of the transaction as it does not transfer any risk to the third parties, therefore the Company recognizes drydock revenue on a gross basis. The Company allocated a portion of the contract revenues to the performance obligation for future drydocking costs. Revenue allocated to drydocking are deferred and recognized when the drydocking service is complete and presented within other long-term liabilities in the consolidated balance sheets.

Gas sales

As part of its operations, the Company sells natural gas and LNG generally through its use of its FSRU fleet and terminals. Gas sales revenues are recognized at the point in time each unit of natural gas or LNG cargo is transferred to the control of the customer. Based on the contract, this typically occurs when the cargo is regasified and injected into a pipeline, when the LNG is transferred to another vessel, or when title and risk of loss of natural gas or LNG has otherwise transferred to a customer. Accommodation fees related to the diversion of cargos are recorded when the performance obligation is complete.

Contract assets and liabilities

The timing of revenue recognition, billings and cash collections results in the recognition of receivables, contract assets and contract liabilities. Receivables represent the unconditional right to payment for services rendered and goods provided. Unbilled receivables, accrued revenue, or contract assets, represent services rendered that have not been invoiced and are reported within accounts receivable, net or other assets on the consolidated balance sheets. Contract liabilities arise from advanced payments and are recorded as

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

deferred revenue on the consolidated balance sheets. The deferred revenue is either recognized as revenue when services are rendered or amortized over the life of the related lease, depending on the service. Contract assets and liabilities are reported in a net position for each customer contract or consolidated contracts at the end of each reporting period. Contract liabilities are classified as current and noncurrent based on the expected timing of recognition of the revenue.

Income taxes

We are a corporation for U.S. federal and state income tax purposes. EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

We account for income taxes in accordance with ASC 740. Accounting for Income Taxes (“ASC 740”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the our consolidated balance sheets as deferred tax assets and liabilities.

We record valuation allowances to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, we evaluate a variety of factors, including our operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods.

The effect of tax positions is recognized only if those positions are more likely than not of being sustained. Conclusions reached regarding tax positions are continually reviewed based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that our assessment of the conclusions reached regarding tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. Interest and penalties relating to an underpayment of income taxes, if applicable, are recognized as a component of income tax expense in the consolidated financial statements.

We recognize the tax benefit from an uncertain tax provision if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. Accrued interest and penalties related to uncertain tax positions are recognized as a component of income tax expense in the consolidated financial statements.

Leases

The Company accounts for leases under the provisions of ASC 842, Leases.

Lessee accounting

The Company determines if an arrangement is, or contains, a lease at the inception of the arrangement. Once it has been determined an arrangement is, or contains, a lease, the Company classifies the lease as either an operating lease or a finance lease. At contract inception, the Company separates its lease and non-lease component, and the consideration in the contract is allocated to each separate lease component and non-lease component on a relative standalone selling price basis. As of the lease commencement date, the Company recognizes a liability for its lease obligation, initially measured at the present value of lease payments related to lease components not yet paid, and an asset for its right to use the underlying asset, initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The discount rate used to determine the present value of the lease payments is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

The initial recognition of the lease obligation and right-of-use asset excludes short-term leases. Short-term leases are leases with an original term of one year or less, excluding those leases with an option to extend the lease for greater than one year or an option to purchase the underlying asset that the lessee is deemed reasonably certain to exercise. The Company has elected, as an accounting policy, not to apply the recognition requirements to short-term leases. Instead, the Company, may recognize the lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, leases may include variable lease payments such as escalation clauses based on a consumer price index, property taxes and maintenance costs. The non-lease components are generally expensed as incurred. Variable lease payments that depend on an index or a rate are included in the determination of right-of-use assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. Short-term and variable lease expenses are presented within cost of revenue and vessel operating expenses and general and administrative expenses in the consolidated statements of income.

For those leases classified as operating leases, the lease obligation and right-of-use asset are presented as operating lease liabilities and operating lease right-of-use assets in the consolidated balance sheets. For operating leases, lease interest and right-of-use asset

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

amortization in aggregate result in a straight-line expense profile, or operating lease expense, that is presented in cost of revenue and vessel operating expenses or general and administrative expense, dependent on the use of the leased asset, unless the right of-use asset becomes impaired. The right-of-use asset is assessed for impairment when events or circumstances indicate the carrying amount of the asset or asset group may not be recoverable.

For leases classified as finance leases, the lease obligation is presented within finance lease liabilities and the right-of-use asset is presented within property and equipment, net on the consolidated balance sheets. For finance leases, the Company uses the effective interest rate method to subsequently account for the lease liability, whereby interest is recognized in interest expense in the Company's consolidated statements of income. For finance leases, the right-of-use asset is amortized on a straight-line basis over the shorter of the remaining life of the asset or the life of the lease, with such amortization included in depreciation and amortization in the Company's consolidated statements of income.

The Company has certain lease agreements that provide for the option to renew or terminate early, which was evaluated on each lease to arrive at the lease term. If the Company was reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2022 and 2021, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Sale leaseback arrangements

Vessels sold and leased back by the Company, where the Company has a fixed price repurchase obligation or the leaseback would be classified as a finance lease, are accounted for as a failed sale of the vessel and a failed purchase of the vessel by the buyer-lessor (a financing transaction). For such transactions, the Company does not derecognize the vessel legally sold and continues to depreciate the vessel as if it was the legal owner. Proceeds received from the sale of the vessel are recognized as a financial liability and payments made by the Company to the lessor are allocated between interest expense and principal repayments on the financial liability.

Restructuring, transition and transaction expenses

We incurred restructuring, transition and transaction expenses during the years ended December 31, 2022 and 2021, related to consulting, legal, and audit costs incurred as part of and in preparation for the IPO Transaction. There were no restructuring, transition or transaction expenses incurred during the year ended December 31, 2020.

Tax receivable agreement

In connection with the IPO, we entered into the tax receivable agreement (“TRA”) for the benefit of EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA.

The actual future payments to the TRA Beneficiaries will vary and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. Decisions made in the course of running our business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments we make under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to shareholders plus any tax affected net income amounts attributed to the Class B common shares by the weighted-average shares outstanding during the period after adjusting for the impact of potential securities that would have a dilutive effect on earnings per share.

As a result of the IPO Transaction, the presentation of earnings per share for the periods prior to the IPO Transaction is not meaningful and only earnings per share for periods subsequent to the IPO Transaction are presented herein. See Note 14 – Earnings per share for additional information.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Recent accounting pronouncements

Prior to December 31, 2022, Excelerate qualified as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. As we are no longer an EGC as of December 31, 2022, we are required to comply with certain accounting pronouncements that we may have not previously been required to under the private company timelines.

New accounting standards implemented in this report

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 includes removal of certain exceptions to the general principles of ASC 740 and simplification in several other areas such as accounting for a franchise tax or similar tax that is partially based on income. The change is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the ASU 2019-12 on January 1, 2021. There was no material impact on the Company’s financial statements or disclosures upon adoption of ASU 2019-12.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost, including trade receivables and investments in sales-type leases, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on relevant information about the credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The ASU was effective for private companies for fiscal years beginning after December 15, 2022. Effective January 1, 2022, we adopted ASU 2016-13 and its subsequent amendments. The adoption did not have a material impact on our financial statements.

Accounting standards recently issued but not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively for contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which extended the effective date of the original guidance to December 31, 2024. The Company is currently evaluating the impact of the adoption of ASU 2020-04, ASU 2021-01 and ASU 2022-06 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (in thousands):

		December 31, 2022	December 31, 2021
Financial assets
Derivative financial instruments	Level 2	$2,444	$—
Financial liabilities
Derivative financial instruments	Level 2	$(630)	$(4,400)

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 and December 31, 2021, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of December 31, 2022 or December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2022, 2021 and 2020.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record an impairment on the equity investments or long-lived assets during the years ended December 31, 2022, 2021 and 2020.

4.
Accounts receivable, net

As of December 31, 2022 and December 31, 2021, accounts receivable, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Trade receivables	$74,980	$245,000
Accrued revenue	5,307	16,414
Allowance for doubtful accounts	(593)	(879)
Accounts receivable, net	$79,694	$260,535

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at December 31, 2022 (in thousands):

December 31, 2022 (1)
Interest rate swap	$64,037

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash flow hedges
Current assets	$1,211	$—
Non-current assets	1,233	—
Current liabilities	(630)	(1,401)
Non-current liabilities	—	(2,999)
Net derivative assets (liabilities)	$1,814	$(4,400)

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		Years ended December 31,
Derivatives Designated in Cash Flow Hedging Relationship		2022	2021	2020
Interest rate swaps		$4,946	$2,209	$(4,837)

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Years ended December 31,
Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2022	2021	2020
Interest rate swaps	Interest expense	$(507)	$(1,116)	$(1,651)

The amount of gain (loss) recognized in other comprehensive income as of December 31, 2022 and expected to be reclassified within the next 12 months is $0.4 million.

6.
Inventories

As of December 31, 2022 and December 31, 2021, inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
LNG	$171,578	$101,594
Bunker fuel	2,025	3,426
Inventories	$173,603	$105,020

7.
Other current assets

As of December 31, 2022 and December 31, 2021, other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$18,635	$10,259
Prepaid expenses – related party	2,205	5,917
Tax receivables	10,594	9,186
Other receivables	3,592	832
Other current assets	$35,026	$26,194

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

8.
Property and equipment

As of December 31, 2022 and December 31, 2021, the Company’s property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Vessels	$2,225,123	$2,097,704
Buoy and pipeline	17,130	11,553
Finance lease right-of-use assets	40,007	219,435
Other equipment	17,469	16,068
Assets in progress	77,983	21,023
Less accumulated depreciation	(922,029)	(932,614)
Property and equipment, net	$1,455,683	$1,433,169

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $94.5 million, $103.0 million and $103.6 million, respectively.

Vessel Acquisition

As part of the IPO Transaction, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value (based on the IPO price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisition of both the Excelsior and the Excellence vessels were accounted for as asset acquisitions in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A Common Stock and contingent consideration related to the TRA, were allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. The Excellence vessel will continue to be accounted for as a sales-type lease, and thus, the acquisition did not result in an adjustment to property and equipment. The difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Newbuild FSRU

Effective October 4, 2022, Excelerate entered into a shipbuilding contract with Hyundai Heavy Industries Co., Ltd. (“Builder”), a company organized and existing under the laws of the Republic of Korea. The agreement provides for the Builder to construct a 170,000 m3 FSRU for a cost subject to adjustment and currently expected to be approximately $330 million. Payment is due in five installments with the final installment due concurrently with the delivery of the vessel. During the year ended December 31, 2022, we made the first installment payment of approximately $30.0 million. The Builder provided a refund guarantee to Excelerate to secure the refund of the purchase price installments prior to the delivery of the vessel if Excelerate becomes entitled to the same as a result of Builder default or other defined circumstances. The Builder is expected to deliver the vessel in 2026. Our future payment commitments related to the Newbuild Agreement are expected to be approximately $50.0 million in 2024 and $250.0 million in 2025-2026.

9.
Accrued liabilities

As of December 31, 2022 and December 31, 2021, accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued vessel and cargo expenses	$17,571	$48,053
Payroll and related liabilities	14,637	9,262
Accrued interest	3,733	917
Current portion of derivative liability	630	1,401
Off-market capacity liability – ENE Onshore	—	11,072
Accrued turnover taxes	8,091	25,016
Current portion of TRA liability	3,704	—
Other accrued liabilities	18,522	9,313
Accrued liabilities	$66,888	$105,034

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Experience Vessel Financing	$136,119	$148,500
2017 Bank Loans	83,640	91,570
EE Revolver	—	—
Total debt	219,759	240,070
Less unamortized debt issuance costs	(5,450)	(6,655)
Total debt, net	214,309	233,415
Less current portion, net	(20,913)	(19,046)
Total long-term debt, net	$193,396	$214,369

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Experience Vessel Financing	3.5% – 6.8%	4.8%	4.3% – 4.4%	4.4%	4.4% – 6.1%	5.1%
2017 Bank Loans	2.6% – 7%	5.2%	2.6% – 4.7%	4.3%	3.6% – 6.5%	5.4%
EE Revolver	3.9% – 3.9%	3.9%	N/A	N/A	N/A	N/A

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company is deemed the owner of the vessel and will continue to recognize the vessel on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. The Company makes quarterly principal payments of $3.1 million and interest payments at the 3-month LIBOR plus 3.25% (8.0% at December 31, 2022). The original loan had a maturity date in 2026 when the remaining balance of $49.5 million was payable. In December 2021, the agreement was amended to extend the original loan from December 2026 to December 2033, reduce the interest margin to 3.25% from 4.2% and reduce the quarterly principal payments to $3.1 million from $5.0 million. After the final quarterly payment in December 2033, there will be no remaining balance due. The Company incurred debt issuance costs of $1.2 million related to the amendment, which will be amortized over the life of the loan. Debt issuance costs of $6.0 million related to the original loan are presented as a direct deduction from the debt and were amortized over the life of the original loan. The agreement contains certain security rights related to the Experience vessel in the event of default.

The Company’s vessel financing loan has certain financial covenants as well as customary affirmative and negative covenants. The Company must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a 3-month debt service reserve be funded and that the value of the vessel equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for vessel financings. The financing also requires the vessel to carry the typical vessel marine insurances.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the 6-month LIBOR plus 2.42% (7.6% at December 31, 2022) through the loan maturity date of October 15, 2029. The debt issuance costs of $1.3 million are presented as a direct deduction from the debt and are amortized over the life of the loan.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the 3-month LIBOR plus 4.50% (9.3% at December 31, 2022) through the loan maturity date of October 15, 2029. The Company partially prepaid the loan during 2019. As a result of this prepayment, the loan matures on October 15, 2029. Debt issuance costs of $4.8 million are presented as a direct deduction from the debt liability and are amortized over the life of the loan. The agreement contains certain security rights related to the Moheshkhali LNG (“MLNG”) terminal assets and project contracts in the event of default.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a 6-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2021, a waiver was obtained for a non-financial covenant. The waiver allows the Company to obtain a higher insurance deductible than the $0.3 million deductible originally required by the lenders since such deductible was not available to the Company during the 2020 and 2021 renewals. An additional waiver was obtained in August 2022 to also allow a higher deductible under the insurance policy renewal and to address additional non-financial exclusions.

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement (“Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enabled us to borrow up to $350 million over a three-year term originally set to expire in April 2025. As of December 31, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310 million of undrawn capacity was available for additional borrowings as of December 31, 2022.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment. For more information regarding the KFMC Note, see Note 11 – Long-term debt – related party.

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Agreement provides for, among other things (i) a new $250 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, the “EE Facilities”), (ii) an extension of the maturity date of the EE Revolver, (iii) an increase in the maximum consolidated total leverage by 0.50x to 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250 million, maximum consolidated total leverage increases to 4.25x, and (iv) collateral vessel maintenance coverage to be not less than the greater of (i) $750 million and (ii) 130% of the sum of the total credit exposure under the Amended Credit Agreement. Proceeds from the Term Loan Facility are intended to be used for the acquisition of the FSRU Sequoia. The commitments under the Term Loan Facility expire on May 1, 2023, if the acquisition of the Sequoia does not occur by such date. The EE Facilities mature in March 2027. Proceeds from the EE Revolver are intended to be used for letters of credit, working capital, and other general corporate purposes.

Borrowings under the EE Revolver bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Credit Agreement. The unused portion of the EE Revolver is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP's consolidated total leverage ratio.

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities.

Maturities

Future principal payments on long-term debt outstanding as of December 31, 2022 are as follows (in thousands):

2023	$22,002
2024	22,693
2025	23,435
2026	24,239
2027	25,081
Thereafter	102,309
Total debt, net	$219,759

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2022, 2021 and 2020, interest expense for long-term debt was $15.5 million, $17.5 million and $16.4 million, respectively, and was included in interest expense in the consolidated statements of income. As of December 31, 2022, the Company was in compliance with the covenants under its debt facilities.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Exquisite Vessel Financing	$188,433	$196,213
KFMC Note	—	—
KFMC-ENE Onshore Note	—	2,100
Total related party debt	188,433	198,313
Less current portion	(7,661)	(7,096)
Total long-term related party debt	$180,772	$191,217

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate related party debt obligations during the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
KFMC Note	1.6% – 2%	1.9%	1.6% – 1.6%	1.6%	1.7% – 3.3%	2.9%
KFMC-ENE Onshore Note	1.6% – 5.1%	3.3%	1.6% – 1.7%	1.6%	1.6% – 3.3%	2.2%

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with the Nakilat JV to provide $220.0 million of financing for the Exquisite vessel at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the vessel. The term is for 15 years with a symmetrical put and call option at the end of the original term or two optional five-year extensions with symmetrical put and call options after each extension. The agreement contains certain security rights related to the vessel in the event of default.

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note was amended in November 2020 to (a) extend the final payment date from December 31, 2020 to December 31, 2022, (b) increase the interest rate from LIBOR plus 1.50% to LIBOR plus 1.55% and (c) make certain revisions to prepayment conditions. The KFMC Note was further amended and restated in its entirety in September 2021 to (a) make certain changes to the final payment date, including removing KFMC’s ability to demand payment and extending the final payment date to December 31, 2023 and (b) allow EELP to draw funds at EELP’s discretion without prior approval by KFMC. The KFMC Note was further amended in October 2021 to increase the maximum aggregate principal amount from $100 million to $250 million. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 10 – Long-term debt.

KFMC-ENE Onshore Note

In September 2021, in connection with the Northeast Gateway Contribution, ENE Lateral assigned to KFMC all of its rights, title and interest to receive payment under a note with ENE (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral to KFMC under the ENE Lateral Facility (as defined herein). As a result of such assignment, ENE Onshore was obligated to pay to KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, ENE Onshore received an equity contribution sufficient to allow it to remit payment to KFMC of the then-outstanding KFMC-ENE Onshore Note balance, and KFMC and ENE Onshore subsequently entered into an amended and restated note allowing a maximum commitment of $25 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

ENE Lateral Facility

In December 2015, ENE Lateral entered into a promissory note with KFMC (as amended, restated, supplemented or otherwise modified, the “ENE Lateral Facility”). The ENE Lateral Facility has an interest rate of one-month LIBOR plus 1.5% and was amended in 2021 to increase the maximum aggregate principal amount to $285 million. The ENE Lateral Facility was amended on August 31, 2021, to make certain changes to the final payment date, including removing KFMC’s ability to demand payment. The ENE Lateral Facility was settled in full and terminated in September 2021 in connection with the Northeast Gateway Contribution.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Maturities

Principal payments on related party long-term debt outstanding as of December 31, 2022 are as follows (in thousands):

2023	$7,661
2024	9,078
2025	9,741
2026	10,521
2027	11,364
Thereafter	80,068
Total payments	$128,433
Residual value for Exquisite vessel financing	60,000
Total debt – related party	$188,433

During the years ended December 31, 2022, 2021 and 2020, interest expense for related party long-term debt was $17.7 million, $19.8 million, and $20.0 million, respectively, and was included in net interest expense in the consolidated statements of income.

12.
TRA Liability

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

The TRA payment forecasted to be made in 2023 as of December 31, 2022, is $3.7 million. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $420.4 million, assuming (i) that EE Holdings exchanged all of its EELP interests using EE’s December 31, 2022 closing market price of $25.05 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to the TRA Beneficiaries will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events.

13.
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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Excelerate Energy, LLC (“EELLC”) was the general partner of EELP prior to the IPO, with a 1% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EELLC distributed to EE Holdings all of its interest in EELP. EE Holdings then contributed to EELP all of its interests in EELLC. As anticipated, EELLC was dissolved in October 2022.

Initial Public Offering

In connection with the IPO, in exchange for $441.6 million in gross proceeds before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million, EELP issued 26,254,167 Class A interests to Excelerate, representing approximately 24.2% of the EELP interests, and 82,021,389 Class B interests to EE Holdings, representing approximately 75.8% of the EELP interests. In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 300 million shares of Class A Common Stock; (ii) 150 million shares of Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”); and (iii) 25 million shares of “blank check” preferred stock, $0.001 par value per share.

As of December 31, 2022, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of our outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock upon our liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

Class B Common Stock

Following the completion of the IPO, EE Holdings, a company controlled directly and indirectly by Kaiser, holds all of the shares of our outstanding Class B Common Stock. The Class B Common Stock entitles the holder to one vote for each share of Class B Common Stock. Holders of shares of our Class B Common Stock vote together with holders of our Class A Common Stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise provided in our amended and restated certificate of incorporation or required by law.

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

Dividends and Distributions

During the year ended December 31, 2022, EELP declared and paid distributions to all interest holders, including Excelerate. Using proceeds from the distribution, Excelerate declared and paid dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the year ended December 31, 2022:

		Class B Interests	Class A Common Stock
Dividend for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(in thousands)
December 31, 2022	April 27, 2023	$2,051	$657	$0.025
September 30, 2022	December 14, 2022	$2,051	$657	$0.025
June 30, 2022	September 7, 2022	$2,051	$657	$0.025

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the project and has received $1.9 million in cash contributions from the minority owner during the year ended December 31, 2022. The Albania Power Project is fully consolidated in our financial statements.

14.
Earnings per share

The following table presents the computation of earnings per share for the period from April 13, 2022 through December 31, 2022 (in thousands except share and per share amounts):

For the period from April 13 – December 31, 2022
Net income	$67,046
Less net income attributable to non-controlling interest	55,119
Less net loss attributable to non-controlling interest – ENE Onshore	(1,396)
Net income attributable to shareholders – basic and diluted	$13,323

Weighted average shares outstanding – basic	26,254,167
Dilutive effect of unvested restricted common stock	7,940
Issued upon assumed exercise of outstanding stock options	—
Class B Common Stock converted to Class A Common Stock	—
Weighted average shares outstanding – diluted	26,262,107

Earnings per share
Basic	$0.51
Diluted	$0.51

The following table presents the common stock shares equivalents excluded from the calculation of diluted earnings per share for the period from April 13, 2022 through December 31, 2022, as they would have had an antidilutive effect:

For the period from April 13 – December 31, 2022
Restricted common stock	53
Stock options	150,314
Class B Common Stock	82,021,389

15.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of December 31, 2022, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases due to their terms representing the majority of the economic lives of the assets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Finance lease liabilities as of December 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
External leases:
Finance lease liabilities	$231,158	$251,658
Less current portion of finance lease liabilities	(20,804)	(21,903)
Finance lease liabilities, long-term	$210,354	$229,755

Related party leases:
Finance lease liabilities	$—	$226,619
Less current portion of finance lease liabilities	—	(15,627)
Finance lease liabilities, long-term	$—	$210,992

Operating leases

As of December 31, 2022, the Company was a lessee in a bareboat charter contract and a terminal use lease, accounted for as operating leases. Pursuant to a bareboat charter, the vessel owner provides the use of the vessel to the Company in exchange for a fixed charter hire rate. However, the Company is responsible for the operation and maintenance of the vessel with its own crew, fuel costs, and other related expenses. As such, the bareboat charter includes a lease component only for the lessee to control the use of the vessel and does not contain non-lease components.

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at December 31, 2022 is as follows (in thousands):

Year	Operating	Finance
2023	$37,562	$33,235
2024	29,275	33,248
2025	18,538	33,235
2026	940	33,235
2027	913	33,235
Thereafter	1,334	141,120
Total lease payments	$88,562	$307,308
Less: imputed interest	(6,577)	(76,150)
Carrying value of lease liabilities	81,985	231,158
Less: current portion	(33,612)	(20,804)
Carrying value of long-term lease liabilities	$48,373	$210,354

As of December 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.6 years and 10.1 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively. As of December 31, 2021, the Company’s weighted average remaining lease term for operating and finance leases was 3.4 years and 12.1 years, respectively, with a weighted average discount rate of 5.8% and 9.8%, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The Company's total lease costs for the years ended December 31, 2022, 2021 and 2020 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the years ended December 31,
	2022	2021	2020
Amortization of finance lease right-of-use assets – related party	$1,226	$4,906	$4,906
Amortization of finance lease right-of-use assets – external	2,609	13,345	13,345
Interest on finance lease liabilities – related party	7,930	29,080	30,619
Interest on finance lease liabilities – external	15,172	17,231	19,370
Operating lease expense	37,825	29,489	16,919
Short-term lease expense	1,164	746	681
Total lease costs	$65,926	$94,797	$85,840

Other information related to leases for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Operating cash flows for finance leases	$15,172	$17,231	$19,370
Operating cash flows for finance leases – related party	7,930	29,080	30,619
Financing cash flow for finance leases	20,499	36,262	34,143
Financing cash flow for finance leases – related party	2,912	15,427	14,558
Operating cash flows for operating leases	36,841	29,100	16,481
Right-of-use assets obtained in exchange for new operating lease liabilities	3,567	15,248	121,575

16.
Revenue

The following table presents the Company’s revenue for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Revenue from leases	$327,738	$347,643	$325,413
Revenue from contracts with customers
Time charter, regasification and other services	117,419	120,387	105,430
Gas sales	2,027,816	420,525	—
Total revenue	$2,472,973	$888,555	$430,843

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the years ended December 31, 2022, 2021 and 2020 consists of the following (in thousands):

	For the years ended December 31,
	2022	2021	2020
Operating lease income	$252,350	$270,197	$246,338
Sales-type lease income	75,388	77,446	79,075
Total revenue from leases	$327,738	$347,643	$325,413

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the years ended December 31, 2022, 2021 and 2020, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $75.4 million, $77.4 million and $79.1 million, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of December 31, 2022, the Company is the lessor to long-term time charter agreements with customers on

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

six of its vessels. The following represents the amount of property and equipment that is leased to customers as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Property and equipment	$2,034,183	$1,899,892
Accumulated depreciation	(823,942)	(766,642)
Property and equipment, net	$1,210,241	$1,133,250

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of December 31, 2022, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
2023	80,449	229,078
2024	84,214	174,342
2025	87,612	162,986
2026	87,612	116,015
2027	87,612	82,456
Thereafter	491,875	280,716
Total undiscounted	$919,374	$1,045,593
Less: imputed interest	(506,466)
Net investment in sales-type leases	412,908
Less: current portion	(13,344)
Non-current net investment in sales-type leases	$399,564

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the year ended December 31, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$52,130	$7,484	$1,933,448	$1,993,062
Bangladesh	75,142	40,099	—	115,241
UAE	62,516	19,137	—	81,653
United States	—	7,238	74,099	81,337
Argentina	47,584	22,919	—	70,503
Pakistan	44,132	11,091	—	55,223
Israel	36,574	6,533	—	43,107
Finland	9,660	2,425	20,269	32,354
Other	—	493	—	493
Total revenue	$327,738	$117,419	$2,027,816	$2,472,973

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$50,964	$6,714	$222,878	$280,556
Bangladesh	78,161	38,734	157,122	274,017
UAE	60,395	17,738	—	78,133
United States	—	8,377	733	9,110
Argentina	47,202	17,599	—	64,801
Pakistan	45,025	9,578	—	54,603
Israel	38,080	6,494	—	44,574
China	—	—	38,950	38,950
Other	27,816	15,153	842	43,811
Total revenue	$347,643	$120,387	$420,525	$888,555

	For the year ended December 31, 2020
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$42,451	$5,850	$—	$48,301
Bangladesh	79,020	38,664	—	117,684
UAE	62,856	19,474	—	82,330
United States	—	4,075	—	4,075
Argentina	44,526	14,548	—	59,074
Pakistan	43,268	10,235	—	53,503
Israel	38,184	6,677	—	44,861
Other	15,108	5,907	—	21,015
Total revenue	$325,413	$105,430	$—	$430,843

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for time charter party (“TCP”), regasification and other services varies and occurs according to the contract. As of December 31, 2022, and December 31, 2021, receivables from contracts with customers associated with revenue from services was $14.9 million and $232.5 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at December 31, 2022 and December 31, 2021, was $5.3 million and $12.8 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the years ended December 31, 2022, 2021 and 2020.

Contract liabilities from advance payments in excess of revenue recognized from services as of December 31, 2022 and December 31, 2021 were $134.3 million and $1.5 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table reflects the changes in our liabilities related to long-term contracts with customers as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Deferred revenues, beginning of period	$24,104	$22,940
Cash received but not yet recognized	1,436,903	1,029,435
Revenue recognized from prior period deferral	(1,283,253)	(1,028,271)
Deferred revenues, end of period	$177,754	$24,104

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in the contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $761.0 million as of December 31, 2022. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2023	$100,181
2024	92,488
2025	78,006
2026	67,371
2027	62,470
Thereafter	360,509
$761,025

17.
Long-Term Incentive Compensation

In 2014, the Company adopted an equity-settled, share-based compensation plan under which the Company received services from certain employees, which were ultimately settled by EE Holdings. The plan required all share-based payments to certain members of the Company’s executive team to be recognized as expense in the consolidated financial statements based on their grant date fair values. The fair value of the employee services received was measured by reference to the estimated fair value of the compensation plan at the grant date as calculated using a Black-Scholes model. The total amount expensed was recognized over the vesting period, which was the period over which all of the specified vesting conditions were to be satisfied. The plan was terminated in 2020, and because all remaining awards had vested when canceled, there was no consolidated financial statement impact.

In 2019 and 2020, KFMC entered into agreements with certain executives of the Company. Under the agreements, the executives were permitted to acquire units amounting to up to $13 million in the Company’s limited partner with cash from promissory notes provided by Kaiser. One executive also had the option, upon the completion of a liquidity event, to acquire additional units in the limited partner at the same price as the initial equity purchase or make other investments as permitted by KFMC. No compensation expense would be recognized in relation to this option until the completion of a liquidity event in which substantially all of the Company’s assets or limited partner interests were transferred as determined by KFMC, at which time any resulting compensation cost would be expensed immediately. In connection with the IPO, this agreement was terminated.

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

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

For the year ended December 31, 2022, the Company recognized $1.0 million in long-term incentive compensation expense for both its stock options and restricted stock unit awards.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Stock options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, the fair value of Excelerate’s common stock on the grant date, including the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected dividend payout as a portion of total share value. Expected volatility is based on the median of the historical volatility of fifteen of the Company’s peers over the expected life of the granted options. The Company uses estimates of forfeitures to estimate the expected term of the options granted. The reversal of any expense due to forfeitures is accounted for as they occur.

2022
Risk-free interest rate	2.7%
Expected dividend yield	0.4%
Expected volatility	58.5%
Expected term	6.5 years

The following table summarizes stock option activity for the year ended December 31, 2022 and provides information for outstanding and exercisable options as of December 31, 2022:

	Number of Options	Weighted Average Exercise Price
		(per share)
Outstanding at January 1, 2022	—	$—
Granted	338,935	24.00
Exercised	—	—
Forfeited or expired	15,912	24.00
Outstanding at December 31, 2022	323,023	$24.00
Exercisable at December 31, 2022	—	$—

The fair value of the options granted in 2022 was $4.6 million. As of December 31, 2022, the Company had $3.7 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 4.3 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the year ended December 31, 2022 and provides information for unvested shares as of December 31, 2022:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2022	—	$—
Granted	37,754	23.61
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	37,754	$23.61

The fair value of the awards granted in 2022 was $0.9 million. As of December 31, 2022, the Company had $0.6 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.8 years.

18.
Income taxes

The Company’s income before income taxes is comprised of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Domestic	$(45,701)	$(80,658)	$(144,412)
Foreign	154,023	143,015	191,240
Total	108,322	62,357	46,828

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Current
Domestic	$1,322	$2,281	$—
Foreign	24,749	19,853	13,529
Total current	26,071	22,134	13,529
Deferred
Domestic	2,708	(27)	—
Foreign	(453)	(939)	408
Total deferred	2,255	(966)	408
Income tax expense	$28,326	$21,168	$13,937

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was $28.3 million, $21.2 million and $13.9 million, respectively. The increase was primarily attributable to the year-over-year change in the geographical distribution of income and the U.S. income tax incurred at the level of Excelerate Energy, Inc. beginning in April 2022 of $3.6 million for the year ended December 31, 2022.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is comprised of the following for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Statutory rate applied to pre-tax income	21.0%	21.0%	21.0%
Foreign rate differential	12.0%	8.5%	1.6%
Domestic non-controlled interest/ domestic non-taxable income	(20.1%)	(20.9%)	(21.0%)
Early extinguishment of lease liability	4.2%	0.0%	0.0%
Permanent items	(4.0%)	(2.2%)	(1.1%)
Withholding taxes	13.7%	22.9%	28.4%
Uncertain tax positions	(1.6%)	2.8%	0.0%
Audit settlement	0.0%	2.4%	0.0%
Foreign tax credit	(2.8%)	0.0%	0.0%
Gain on tax liquidation	1.7%	0.0%	0.0%
Other	2.0%	(0.6%)	0.9%
Effective tax rate	26.1%	33.9%	29.8%

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 26.1%, 33.9% and 29.8%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit which increased our effective tax rate by 4.2% for the year ended December 31, 2022. Additionally, our effective tax rate was impacted by 3.3% for the year ended December 31, 2022 due to additional tax recorded since being subject to U.S. income taxes at the corporate level beginning in April 2022.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The tax effect of cumulative temporary differences and carryforwards that give rise to a significant deferred tax assets of liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Fixed assets	$15	$33
Net operating losses	218	518
Lease liabilities	21,315	40,632
Foreign tax credit carryforward	429	—
Amortizable transactions costs	1,231	—
Investment in partnership	44,556	—
Other	2,318	344
Deferred tax assets	70,082	41,527
Valuation allowances	(8,335)	(496)
Net deferred tax assets	$61,747	$41,031
Deferred tax liabilities
Right of use assets	$21,415	$39,004
Unrealized foreign exchange gains	465	1,088
Net deferred tax liabilities	$21,880	$40,092
Net deferred tax assets	$39,867	$939

The Company has foreign and U.S. corporate subsidiaries for which it records deferred taxes. The Company has $1.0 million of net operating loss carryforwards as of December 31, 2021. Of these, $0.5 million will expire between 2024 and 2028. The remaining net operating loss carryforwards have an unlimited carryforward period.

The Company recorded a valuation allowance to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including the Company's operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $7.8 million and a decrease of $0.5 million, respectively. The $7.8 million net increase in 2022 was primarily due to the U.S. federal deferred tax assets related to the investment in partnership and foreign tax credit carryforward. The $0.5 million net decrease in 2021 was primarily due to the utilization of prior year net operating loss carryforwards in foreign jurisdictions.

For the year ended December 31, 2022, the Company did not have any unrecognized tax benefits related to uncertain tax positions. The Company had unrecognized tax benefits of $1.4 million related to uncertain tax positions for the year ended December 31, 2021.

The Company recognizes the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the consolidated financial statements. For the year ended December 31, 2022, the Company did not have any payments of interest and penalties associated with uncertain tax positions. The Company recorded $0.4 million in payments of interest and penalties associated with uncertain tax positions for the year ended December 31, 2021. The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in shown below (in thousands):

	2022	2021
Balance at January 1	$1,388	$—
Increases (decreases) related to prior year tax positions	(1,388)	1,388
Balance at December 31	—	1,388

The Company and its subsidiaries file income tax returns in the United States, and various foreign, state and local jurisdictions. The Company is not currently under income tax examination in any jurisdiction. Tax years that remain subject to examination vary by legal entity but are generally open in the United States for the tax years ending after 2018 and outside the United States for the tax years ending after 2016.

Excelerate is a corporation for U.S. federal and state income tax purposes. EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

otherwise specified, the Company’s historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, its effective income tax rate is dependent on many factors, including the Company’s geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which did not have an impact on the Company’s tax provision for the year ended December 31, 2022. The Company does not expect other provisions of the new law to have a material impact on its tax provision.

19.
Related party transactions

The Company had one debt instrument with related parties as of December 31, 2022. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein). For details on this facility, see Note 22 – Commitments and contingencies.

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of December 31, 2022, the Company had no outstanding balance with the Foundation. As of December 31, 2021, the Company had an outstanding balance with the Foundation related to the finance leases of the Foundation Vessels totaling $226.6 million. Interest expense in related party finance leases for the years ended December 31, 2022, 2021 and 2020 amounted to $7.9 million, $29.1 million and $30.6 million, respectively. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Management fees and other expenses with Kaiser	$1,186	$1,814	$2,345

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Amounts due from related parties	$2,595	$11,140
Amounts due to related parties	$2,054	$7,937
Prepaid expenses – related party	$2,205	$5,917

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser that had significant activity during the year ended December 31, 2022, as described below.

Kaiser and EELP are party to an ISDA Master Agreement dated February 15, 2008, as amended on February 15, 2011. Since January 1, 2018, there has been one transaction resulting in a net settlement cost to EELP of $0.7 million under such ISDA Master Agreement.

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

Prior to our IPO, as credit support for LNG cargo purchases, Kaiser obtained letters of credit under a committed line of $600 million for which EELP and certain of its subsidiaries were guarantors (the “Kaiser Credit Line”), on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers, in the following approximate aggregate amounts: $329.3 million in 2021, none of which remained outstanding as of December 31, 2022; and $27.3 million in the year ended December 31, 2022, none

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

of which remained outstanding as of December 31, 2022. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line was replaced by letters of credit obtained under the EE Revolver.

Kaiser issued an uncapped construction and operational guarantee dated May 14, 2007 in favor of the Secretary of Transportation, United States of America, as represented by the Maritime Administrator (“MARAD”), in respect of Northeast Gateway Energy Bridge, LP’s obligations related to the design, construction, operations and decommissioning under the deepwater port license issued by MARAD. In addition, Kaiser obtained a letter of credit in favor of MARAD to cover decommissioning costs in the amount of approximately $15.4 million (the “Kaiser – MARAD LOC”), which Kaiser – MARAD LOC was amended and increased to $16.3 million in December 2021. This was further amended in November 2022 to increase the borrowing limit to $17.6 million.

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

Northeast Gateway Related Transactions

In September 2021, EE Holdings completed the Northeast Gateway Contribution as described in Note 1 – General business information.

On December 22, 2015, ENE Lateral entered into the ENE Lateral Facility with KFMC. The ENE Lateral Facility was amended and restated in each of 2016, 2018, 2019 and 2021 to increase the maximum aggregate principal amount of the note, with the 2021 amendment increasing the maximum aggregate principal amount to $285.0 million and, in 2018, to decrease the interest rate from LIBOR plus 3.5% to LIBOR plus 1.5%. The ENE Lateral Facility was most recently amended on August 31, 2021 to make certain changes to the final payment date, including removing KFMC’s ability to demand repayment. The $57.2 million remaining on the ENE Lateral Facility was repaid in full, and the ENE Lateral Note terminated in connection with the Northeast Gateway Contribution.

Prior to the Northeast Gateway Contribution, Kaiser issued guarantees dated December 1, 2015, in favor of all creditors and obligees of ENE Onshore and ENE Lateral under their third-party contracts. The Kaiser guarantees issued in favor of ENE Lateral and ENE Onshore were terminated in connection with the Northeast Gateway Contribution.

Prior to the Northeast Gateway Contribution, Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and ENE Lateral (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). The amount available for drawing under the AGT LOC reduced monthly and was approximately $16.5 million as of December 31, 2021. As of December 31, 2022, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”). As discussed in the ENE Onshore Merger section below, the AGT Guarantee and the Kaiser AGT Indemnity Agreement were terminated in October 2022.

The Northeast Companies and ENE Onshore (all of which are Kaiser affiliates, and collectively, the “NEG Entities”) and EELP entered into that certain Northeast Gateway Services Agreement, dated January 1, 2016, pursuant to which EELP performs certain services on behalf of the NEG Entities (the “NEG Services Agreement”) in exchange for payment for such services and reimbursement of out-of-pocket, third-party expenses. In connection with the Northeast Gateway Contribution, the NEG Services Agreement was amended on September 17, 2021 to remove and release ENE Onshore as a party. Under the NEG Services Agreement, the NEG Entities made payments to EELP of approximately $0.5 million in 2020 and $0.4 million in 2021. Following the Northeast Gateway Contribution, the NEG Services Agreement is no longer considered a related person transaction.

EE Holdings, EELP and the NEG Entities entered into that certain Northeast Gateway Matters Agreement dated January 1, 2016, pursuant to which the NEG Entities indemnified EELP in respect of liabilities arising from all activities at Northeast Gateway (the “Northeast Gateway Matters Agreement”). In connection with the Northeast Gateway Contribution, the Northeast Gateway Matters Agreement was terminated and replaced with the Northeast Gateway Onshore Matters Agreement, dated September 17, 2021, by and among EE Holdings, ENE Onshore and EELP, pursuant to which EE Holdings and ENE Onshore indemnify EELP in respect of liabilities arising from all ENE Onshore activities at Northeast Gateway (the “Northeast Gateway Onshore Matters Agreement”). No

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

payments were made under the Northeast Gateway Matters Agreement, and no payments have been made under the Northeast Gateway Onshore Matters Agreement. As discussed in the ENE Onshore Merger section below, the Northeast Gateway Onshore Matters Agreement was terminated in October 2022.

In March 2016, ENE Onshore released ENE Onshore’s capacity in AGT’s mainline facility (the “Onshore Release Capacity”) to ENE Lateral for no consideration. In connection with the Northeast Gateway Contribution, ENE Lateral and ENE Onshore entered into a Capacity Release Payment Agreement dated September 17, 2021 (the “Capacity Release Payment Agreement”), whereby, if ENE Lateral releases the Onshore Release Capacity to a third party and receives funds in respect of such Onshore Release Capacity, ENE Lateral will pay to ENE Onshore the amount of such funds received. On November 30, 2021, ENE Lateral paid $0.9 million to ENE Onshore in respect of Onshore Release Capacity in September and October 2021. During 2022, ENE Lateral paid $7.0 million to ENE Onshore in respect of Onshore Release Capacity. As discussed in the ENE Onshore Merger section below, the Capacity Release Payment Agreement was terminated in October 2022.

On March 31, 2021 (as amended on June 22, 2021), KFMC and EELP entered into a promissory note which allowed KFMC to borrow up to a maximum amount of $100 million at a per annum interest rate of LIBOR plus 1.55% (as amended, restated, supplemented or otherwise modified, the “Accounts Receivable Note”). The Accounts Receivable Note was amended and restated on June 22, 2021 to (i) increase the maximum commitment to $150 million, (ii) require periodic payments of interest, rather than payment of accrued interest on the final payment date, and (iii) allow for replacement of LIBOR with an alternative rate in certain circumstances. In connection with the Northeast Gateway Contribution on September 28, 2021, pursuant to an assignment and assumption of promissory note and accounts receivable agreement among KFMC, EELP, ENE Lateral and ENE Onshore, $88.5 million owed by KFMC to EELP under the Accounts Receivable Note was settled as partial payment of the amounts outstanding on the ENE Lateral Facility. No additional amounts were drawn on the Accounts Receivable Note and the Accounts Receivable Note was terminated on November 4, 2021.

In connection with the Northeast Gateway Contribution and in order to fund the continued operations of ENE Lateral, EE Holdings made a $16.5 million contribution in the form of a Note Receivable from Kaiser (the “Kaiser Note Receivable”) to provide for funding of certain amounts expected to be paid in the next twelve months. The Kaiser Note Receivable bears interest at 1.55% with $3.3 million payable each month by Kaiser to the Company. The Kaiser Note Receivable was presented as contra-equity in the consolidated financial statements. The Kaiser Note Receivable was repaid in full in February 2022.

ENE Onshore Merger

In October 2022, EE Holdings, the indirect sole member of ENE Onshore, and EELP, the sole member of ENE Lateral, entered into the ENE Onshore Merger, effective October 31, 2022. ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a VIE as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate ceased to have a non-controlling interest related to ENE Onshore.

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

4) The Capacity Release Payment Agreement, pursuant to which ENE Lateral had agreed to pay ENE Onshore for sales of capacity on AGT’s mainline facility that were received by ENE Lateral, was terminated on October 31, 2022, by virtue of the ENE Onshore Merger.

In connection with the ENE Onshore Merger, ENE Onshore entered into a Contribution and Note Termination Agreement, pursuant to which ENE Onshore received an equity contribution sufficient to allow it to remit payment to (a) KFMC of the then-outstanding KFMC-ENE Onshore Note and (b) AGT of amounts owed for October 2022 net capacity payments. Subsequently, the KFMC-ENE Onshore Note was terminated. After the contribution, on October 31, 2022, ENE Onshore had no material net assets or liabilities. See the consolidated statements of changes in equity for the full effects of the ENE Onshore Merger.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

20.
Defined contribution plan

The Company’s full-time employees are eligible to participate in a 401(k) plan that is administered by a related party of Kaiser. The Company makes a safe harbor matching contribution equal to 100% of the employee’s salary deferrals that do not exceed 3% of compensation plus 50% of the employee’s salary deferrals between 3% and 5% of compensation. The safe harbor matching contribution is 100% vested. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. The Company recorded $0.8 million, $0.7 million and $0.5 million in compensation expense related to the plan during the years ended December 31, 2022, 2021 and 2020, respectively.

21.
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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Years ended December 31,
	2022	2021	2020
Customer A	80%	32%	11%
Customer B	3%	27%	20%
Customer C	2%	6%	12%
Customer D	3%	6%	10%
Customer E	2%	5%	10%
Customer F	2%	5%	10%

Certain customers of ours may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase their percentage of our total revenues as compared to those customers who are only FSRU and terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas, as was the case for the majority of the year ended December 31, 2022. In conjunction with these LNG and natural gas sales, our direct cost of gas sales also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the increase in revenues by customer may be disproportionate to the relative increase in concentration risk within our operations.

Substantially all of the net book value of our long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

22.
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

EELP and certain of its subsidiaries, and other entities under common control of Kaiser, were guarantors to the Kaiser Credit Line prior to Excelerate’s IPO. EELP provided a first lien against one of the Company’s vessels to collateralize this facility. EELP utilized the Kaiser Credit Line to issue letters of credit or bank guarantees to counterparties to guarantee its performance. As of December 31,

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

2021, the Company had issued $142.5 million in letters of credit under the Kaiser Credit Line. In connection with the IPO, the first lien against an EELP vessel and other collateral and guarantees provided by EELP and its subsidiaries were released by the lender under the Kaiser Credit Line and certain credit support previously provided to EELP by Kaiser under the Kaiser Credit Line was replaced with credit support under the EE Revolver. As of December 31, 2022, the Company had issued $40.0 million in letters of credit under the EE Revolver.

23.
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

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	December 31, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$34,929	$33,499
Accretion expense	1,494	1,430
Revisions in estimated cash flows	3,400	—
Asset retirement obligations, end of period	$39,823	$34,929

24.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for taxes	$36,957	$16,807	$14,328
Cash paid for interest	55,437	80,501	88,167
Right-of-use assets obtained in exchange for lease obligations	3,567	15,248	121,575
Increase in capital expenditures included in accounts payable	(3,329)	1,189	8,445
Vessel acquisition	188,500	—	—
ENE Onshore contribution to settle KFMC-ENE Onshore Note	(11,177)	—	—
KFMC note receivable netted against Lateral note payable to KFMC	—	88,500	—
ENE Lateral distribution of ENE Onshore note to KFMC as partial settlement of ENE Lateral Note to KFMC	—	118,893	—
Noncash contribution received to settle note payable to KFMC	—	57,159	—
Noncash contribution received reflected as a note receivable from GBK	—	16,500	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$516,659	$72,786
Restricted cash – current	2,614	2,495
Restricted cash – non-current	18,698	15,683
Cash, cash equivalents, and restricted cash	$537,971	$90,964

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

25.
Accumulated other comprehensive (income) loss

Changes in components of accumulated other comprehensive (income) loss were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2021	$2,167	$7,027	$5,767	$14,961
Other comprehensive (income) loss	—	(2,209)	(5,721)	(7,930)
Reclassification to income	—	(1,116)	3,263	2,147
At December 31, 2021	$2,167	$3,702	$3,309	$9,178
Other comprehensive (income) loss	—	(4,946)	(2,471)	(7,417)
Reclassification to income	—	(507)	(2,526)	(3,033)
Reclassification to NCI	(1,643)	1,200	1,200	757
At December 31, 2022	$524	$(551)	$(488)	$(515)

26.
Subsequent events

Dividend Declaration

On March 23, 2023, the Company announced that its board of directors declared a cash dividend, with respect to the quarter ended December 31, 2022, of $0.025 per share of Class A Common Stock. The dividend is payable on April 27, 2023, to Class A Common Stockholders of record as of the close of business on April 12, 2023. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana.

Sequoia Purchase Option

In March 2023, we exercised our option to purchase the FSRU Sequoia for a purchase price of $265 million (the “Sequoia Purchase”), which is currently under a bare boat charter with a third party until mid-2025. We expect to close the Sequoia Purchase in April 2023, with payment of the purchase price due on closing. We intend to use proceeds from the Term Loan Facility to fund the Sequoia Purchase.