Form 10-Q
period 2023-03-31
Excelerate Energy, Inc.
filed 2023-05-11
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in Excelerate’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, the following:

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
•
other risks and uncertainties inherent in our business; and
•
other risks, uncertainties and factors set forth in the 2022 Annual Report, this Form 10-Q and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$530,425	$516,659
Current portion of restricted cash	3,557	2,614
Accounts receivable, net	57,761	82,289
Inventories	132,179	173,603
Current portion of net investments in sales-type leases	13,544	13,344
Other current assets	24,397	35,026
Total current assets	761,863	823,535
Restricted cash	19,076	18,698
Property and equipment, net	1,706,245	1,455,683
Operating lease right-of-use assets	12,498	78,611
Net investments in sales-type leases	395,998	399,564
Investment in equity method investee	24,201	24,522
Deferred tax assets, net	39,185	39,867
Other assets	41,567	26,342
Total assets	$3,000,633	$2,866,822
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$10,674	$96,824
Accrued liabilities and other liabilities	54,658	66,888
Current portion of deferred revenue	162,164	144,807
Current portion of long-term debt	21,057	20,913
Current portion of long-term debt – related party	7,864	7,661
Current portion of operating lease liabilities	7,838	33,612
Current portion of finance lease liabilities	46,183	20,804
Total current liabilities	310,438	391,509
Long-term debt, net	188,671	193,396
Long-term debt, net – related party	178,579	180,772
Operating lease liabilities	5,723	48,373
Finance lease liabilities	445,956	210,354
TRA liability	72,951	72,951
Asset retirement obligations	40,259	39,823
Long-term deferred revenue	33,905	32,947
Total liabilities	$1,276,482	$1,170,125
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized and 26,254,167 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	82	82
Additional paid-in capital	464,807	464,721
Retained earnings	18,190	12,009
Accumulated other comprehensive income	208	515
Non-controlling interest	1,240,838	1,219,344
Total equity	1,724,151	1,696,697
Total liabilities and equity	$3,000,633	$2,866,822

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$118,577	$97,592
Gas sales	92,479	494,081
Total revenues	211,056	591,673
Operating expenses
Cost of revenue and vessel operating expenses	58,792	50,063
Direct cost of gas sales	55,185	463,352
Depreciation and amortization	25,193	23,743
Selling, general and administrative expenses	22,317	12,634
Restructuring, transition and transaction expenses	—	2,753
Total operating expenses	161,487	552,545
Operating income	49,569	39,128
Other income (expense)
Interest expense	(11,955)	(7,054)
Interest expense – related party	(3,592)	(12,173)
Earnings from equity method investment	416	778
Other income (expense), net	3,904	(4,116)
Income before income taxes	38,342	16,563
Provision for income taxes	(7,603)	(3,719)
Net income	30,739	12,844
Less net income (loss) attributable to non-controlling interest	23,895	(816)
Less net loss attributable to non-controlling interest – ENE Onshore	—	(237)
Less pre-IPO net income attributable to EELP	—	13,897
Net income attributable to shareholders	$6,844	$—

Net income per common share – basic	$0.26	$—
Net income per common share – diluted	$0.26	$—
Weighted average shares outstanding – basic	26,254,167	—
Weighted average shares outstanding – diluted	26,269,862	—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
	(In thousands)
Net income	$30,739	$12,844
Other comprehensive income (loss)
Cumulative translation adjustment	(420)	—
Change in unrealized gains (losses) on cash flow hedges	(108)	3,044
Share of other comprehensive income (loss) of equity method investee	(737)	2,414
Other comprehensive income attributable to non-controlling interest	958	—
Pre-IPO other comprehensive income attributable to EELP	—	(5,458)
Comprehensive income	30,432	12,844
Less comprehensive income (loss) attributable to non-controlling interest	23,895	(816)
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	—	(237)
Less pre-IPO net income attributable to EELP	—	13,897
Comprehensive income attributable to shareholders	$6,537	$—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

											Non-
								Related	Accumulated		controlling
							Additional	party	other	Non-	interest –
	Class A Common Stock		Class B Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$—	$12,009	$464,721	$—	$515	$1,219,344	$—	$1,696,697
Net income	—	—	—	—	—	6,844	—	—	—	23,895	—	30,739
Other comprehensive loss	—	—	—	—	—	—	—	—	(307)	(958)	—	(1,265)
Long-term incentive compensation	—	—	—	—	—	—	86	—	—	271	—	357
Class A dividends – $0.025 per share	—	—	—	—	—	(663)	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	337	—	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$—	$18,190	$464,807	$—	$208	$1,240,838	$—	$1,724,151

Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss)	—	—	—	—	13,897	—	—	—	—	(816)	(237)	12,844
Related party note receivable	—	—	—	—	—	—	—	6,600	—	—	—	6,600
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	—	—	5,458
Balance at March 31, 2022	—	$—	—	$—	$1,149,666	$—	$—	$(159)	$(3,720)	$13,560	$(130,519)	$1,028,828

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
Cash flows from operating activities	(In thousands)
Net income	$30,739	$12,844
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	25,193	23,743
Amortization of operating lease right-of-use assets	7,428	7,663
ARO accretion expense	436	367
Amortization of debt issuance costs	3,345	277
Deferred income taxes	682	176
Share of net earnings in equity method investee	(416)	(778)
Distributions from equity method investee	—	2,700
Long-term incentive compensation expense	357	—
(Gain)/loss on non-cash items	1,326	—
Changes in operating assets and liabilities:
Accounts receivable	24,528	144,056
Inventories	40,422	52,813
Other current assets and other assets	(3,666)	(11,924)
Accounts payable and accrued liabilities	(97,969)	(264,001)
Derivative liabilities	—	554
Current portion of deferred revenue	17,357	(1,106)
Net investments in sales-type leases	3,366	2,815
Operating lease assets and liabilities	(7,289)	(5,041)
Other long-term liabilities	958	3,489
Net cash provided by (used in) operating activities	$46,797	$(31,353)

Cash flows from investing activities
Purchases of property and equipment	(14,929)	(11,029)
Net cash used in investing activities	$(14,929)	$(11,029)

Cash flows from financing activities
Proceeds from long-term debt – related party	—	566,300
Repayments of long-term debt – related party	(1,990)	(506,844)
Repayments of long-term debt	(4,829)	(4,025)
Payment of debt issuance costs	(4,582)	—
Collections of related party note receivables	—	6,600
Principal payments under finance lease liabilities	(5,297)	(5,345)
Principal payments under finance lease liabilities – related party	—	(2,912)
Contributions	337	—
Net cash provided by (used in) financing activities	$(16,361)	$53,774

Effect of exchange rate on cash, cash equivalents, and restricted cash	(420)	$—

Net increase in cash, cash equivalents and restricted cash	15,087	11,392

Cash, cash equivalents and restricted cash
Beginning of period	$537,971	$90,964
End of period	$553,058	$102,356

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

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO and as of March 31, 2023, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

In October 2022, Excelerate Energy Holdings, LLC (“EE Holdings”), the indirect sole member of Excelerate New England Onshore, LLC (“ENE Onshore”), and EELP, the sole member of ENE Lateral, entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “ENE Onshore Merger”). ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. EE Holdings retained responsibility for all liabilities and obligations of ENE Onshore arising prior to the ENE Onshore Merger. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a variable interest entity (“VIE”) as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate no longer has a non-controlling interest related to ENE Onshore. See Note 18 – Related party transactions for more details on this merger.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but the consolidated balance sheet data does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Excelerate and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period.

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2022 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2023.

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope” (“ASU 2021-01”), which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively for contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which extended the effective date of the original guidance to December 31, 2024. The Company is currently evaluating the impact of the adoption of ASU 2020-04, ASU 2021-01 and ASU 2022-06 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023	December 31, 2022
Financial assets
Derivative financial instruments	Level 2	$1,538	$2,444
Financial liabilities
Derivative financial instruments	Level 2	$(1,012)	$(630)

As of March 31, 2023 and December 31, 2022, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of March 31, 2023 or December 31, 2022. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2023 and 2022.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record an impairment on the equity investments or long-lived assets during the three months ended March 31, 2023 and 2022.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.
Accounts receivable, net

As of March 31, 2023 and December 31, 2022, accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade receivables	$53,045	$74,980
Accrued revenue	4,812	5,307
Amounts receivable from related party	463	2,595
Allowance for doubtful accounts	(559)	(593)
Accounts receivable, net	$57,761	$82,289

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at March 31, 2023 (in thousands):

March 31, 2023
Interest rate swap(1)	$62,822

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash flow hedges
Current assets	$1,091	$1,211
Non-current assets	446	1,233
Current liabilities	(1,012)	(630)
Net derivative assets	$525	$1,814

The current and non-current portions of derivative assets are included within other current assets and other assets, respectively, on the consolidated balance sheets. The current portion of derivative liabilities is included within accrued liabilities and other liabilities on the consolidated balance sheets.

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

The following table presents the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	For the three months ended March 31,			For the three months ended March 31,
	2023	2022		2023	2022
Interest rate swaps	$389	$2,958	Interest expense	$(497)	$(86)

The amount of gain (loss) recognized in other comprehensive income as of March 31, 2023 and expected to be reclassified within the next 12 months is $0.5 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Inventories

As of March 31, 2023 and December 31, 2022, inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
LNG	$130,769	$171,578
Bunker fuel	1,410	2,025
Inventories	$132,179	$173,603

For the three months ended March 31, 2023 we recorded a lower of cost or net realizable value write-down of $1.0 million, which is included in Direct cost of gas sales on our consolidated statements of income. No impairments were recorded during the three months ended March 31, 2022.

7.
Other current assets

As of March 31, 2023 and December 31, 2022, other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$10,310	$18,635
Prepaid expenses – related party	2,055	2,205
Tax receivables	9,718	10,594
Other receivables	2,314	3,592
Other current assets	$24,397	$35,026

8.
Property and equipment

As of March 31, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Vessels	$2,234,342	$2,225,123
Buoy and pipeline	15,253	17,130
Finance lease right-of-use assets	303,510	40,007
Other equipment	17,015	17,469
Assets in progress	80,139	77,983
Less accumulated depreciation	(944,014)	(922,029)
Property and equipment, net	$1,706,245	$1,455,683

For the three months ended March 31, 2023 and 2022, depreciation expense was $24.4 million and $23.2 million, respectively.

Sequoia Acquisition

In March 2023, we exercised our option to purchase the FSRU Sequoia for a purchase price of $265 million (the “Sequoia Purchase”), which at March 31, 2023, was under a bareboat charter with a third party. We closed the Sequoia Purchase in April 2023 using proceeds from the Term Loan Facility and cash on hand. As our acquisition of Sequoia was reasonably certain upon closing of the EE Facilities, the lease on the vessel was reclassified from an operating lease to a financing lease and resulted in a $263.5 million increase in Finance lease right-of-use assets on our March 31, 2023 Balance Sheet in Property and equipment.

Vessel Acquisition

As part of the IPO Transaction, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value (based on the IPO price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisition of both the Excelsior and the Excellence vessels were accounted for as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A Common Stock and contingent consideration related to the TRA, were allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, had accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842, Leases. The Excellence vessel continues to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9.
Accrued liabilities

As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued vessel and cargo expenses	$19,376	$17,571
Payroll and related liabilities	8,043	14,637
Accrued turnover taxes	1,473	8,091
Current portion of TRA liability	3,704	3,704
Other accrued liabilities	22,062	22,885
Accrued liabilities	$54,658	$66,888

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Experience Vessel Financing	$133,025	$136,119
2017 Bank Loans	81,905	83,640
EE Revolver	—	—
Term Loan	—	—
Total debt	214,930	219,759
Less unamortized debt issuance costs	(5,202)	(5,450)
Total debt, net	209,728	214,309
Less current portion, net	(21,057)	(20,913)
Total long-term debt, net	$188,671	$193,396

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the three months ended March 31, 2023.

	For the three months ended March 31, 2023
	Range	Weighted Average
Experience Vessel Financing	8.0%	8.0%
2017 Bank Loans	7% – 9.3%	8.6%

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company makes quarterly principal payments of $3.1 million and interest payments at the 3-month LIBOR plus 3.25% through the loan’s maturity in December 2033.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the 6-month LIBOR plus 2.42% through the loan maturity date of October 15, 2029.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the 3-month LIBOR plus 4.50% through the loan maturity date of October 15, 2029.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Agreement provides for, among other things (i) a new $250 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, the “EE Facilities”), (ii) an extension of the maturity date of the EE Revolver, (iii) an increase in the maximum consolidated total leverage by 0.50x to 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250 million, maximum consolidated total leverage increases to 4.25x, and (iv) collateral vessel maintenance coverage to be not less than the greater of (a) $750 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement. Proceeds from the Term Loan Facility were used for the acquisition of the FSRU Sequoia in April 2023. The EE Facilities mature in March 2027. Proceeds from the EE Revolver are intended to be used for letters of credit, working capital and other general corporate purposes.

Borrowings under the EE Revolver bear interest at a per annum rate equal to the term Secured Overnight Financing Rate (“SOFR”) reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement. The unused portion of the EE Facilities is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP’s consolidated total leverage ratio.

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities.

As of March 31, 2023, the Company had issued $42.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $308 million of undrawn capacity was available for additional borrowings as of March 31, 2023.

Maturities

Future principal payments on long-term debt outstanding as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$17,172
2024	22,693
2025	23,435
2026	24,239
2027	25,081
Thereafter	102,310
Total debt, net	$214,930

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Exquisite Vessel Financing	$186,443	$188,433
Less current portion	(7,864)	(7,661)
Total long-term related party debt	$178,579	$180,772

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

12.
Equity

Amended and Restated Limited Partnership Agreement

Prior to the IPO, EE Holdings was the limited partner of EELP, with a 99% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, the EELP Limited Partnership Agreement permits Class B interests to be exchanged

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash. Also in connection with the IPO, Excelerate became the general partner of EELP. In May 2023, the EELP Limited Partnership Agreement was amended to clarify certain non-material administrative items.

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

As of March 31, 2023, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

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

Dividends and Distributions

During the three months ended March 31, 2023, EELP declared distributions to all interest holders, including Excelerate. Excelerate will use proceeds from the distribution to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the three months ended March 31, 2023 and December 31, 2022.

		Class B Interests	Class A Common Stock
Dividend and distribution for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(in thousands)
March 31, 2023	June 8, 2023	$2,051	$667	$0.025
December 31, 2022	April 27, 2023	$2,051	$663	$0.025

EELP has made or plans to make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same dates as the dividend payments set forth in the table above.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project and has received $2.3 million in cash contributions from the minority owner as of March 31, 2023. The Albania Power Project is fully consolidated in our financial statements.

13.
Earnings per share

The following table presents the computation of earnings per share for the three months ended March 31, 2023 (in thousands except share and per share amounts):

For the three months ended March 31, 2023
Net income	$30,739
Less net income attributable to non-controlling interest	23,895
Net income attributable to shareholders – basic and diluted	$6,844

Weighted average shares outstanding – basic	26,254,167
Issued upon assumed exercise of outstanding stock options	—
Dilutive effect of unvested restricted common stock	15,695
Dilutive effect of unvested performance stock units	—
Class B Common Stock converted to Class A Common Stock	—
Weighted average shares outstanding – diluted	26,269,862

Earnings per share
Basic	$0.26
Diluted	$0.26

The following table presents the common stock shares equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023, as they would have had an antidilutive effect:

For the three months ended March 31, 2023
Restricted common stock	783
Performance stock units	309
Class B Common Stock	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of March 31, 2023, the Company was a lessee in finance lease arrangements on one bareboat charter contract, one pipeline capacity agreement and one tugboat. The pipeline capacity agreement and tugboat lease were determined to be finance leases as their terms represent the majority of the economic life of their respective assets. Pursuant to a bareboat charter, the vessel owner provides the use of the vessel to the Company in exchange for a fixed charter hire rate. However, the Company is responsible for the operation and maintenance of the vessel with its own crew, fuel costs, and other related expenses. As such, the bareboat charter includes a lease component only for the lessee to control the use of the vessel and does not contain non-lease components.

In March 2023, Excelerate exercised its option to purchase the FSRU Sequoia, which triggered a reassessment of the associated lease. As our acquisition of Sequoia was reasonably certain as of March 31, 2023, the lease on the vessel was reclassified from an operating lease to a financing lease. In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. For more information regarding the purchase of the vessels, see Note 8 – Property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
External leases:
Finance lease liabilities	$492,139	$231,158
Less current portion of finance lease liabilities	(46,183)	(20,804)
Finance lease liabilities, long-term	$445,956	$210,354

Operating leases

As of March 31, 2023, the Company was a lessee in a terminal use lease, which is accounted for as an operating lease.

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at March 31, 2023 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2023	$7,890	$291,333
2024	1,826	33,248
2025	1,520	33,235
2026	938	33,235
2027	912	33,235
Thereafter	1,335	141,120
Total lease payments	$14,421	$565,406
Less: imputed interest	(860)	(73,267)
Carrying value of lease liabilities	13,561	492,139
Less: current portion	(7,838)	(46,183)
Carrying value of long-term lease liabilities	$5,723	$445,956

As of March 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 3.0 years and 4.5 years, respectively, with a weighted average discount rate of 5.4% and 5.7%, respectively. As of December 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.6 years and 10.1 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively.

The Company's total lease costs for the three months ended March 31, 2023 and 2022 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended March 31,
	2023	2022
Amortization of finance lease right-of-use assets – related party	$—	$1,226
Amortization of finance lease right-of-use assets – external	1,017	652
Interest on finance lease liabilities – related party	—	7,006
Interest on finance lease liabilities – external	4,085	3,919
Operating lease expense	8,454	9,475
Short-term lease expense	174	387
Total lease costs	$13,730	$22,665

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Other information related to leases for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Operating cash flows for finance leases	$4,085	$3,919
Operating cash flows for finance leases – related party	—	7,006
Financing cash flow for finance leases	5,297	5,345
Financing cash flow for finance leases – related party	—	2,912
Operating cash flows for operating leases	8,314	8,837
Right-of-use assets obtained in exchange for new operating lease liabilities	—	219

15.
Revenue

The following table presents the Company’s revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Revenue from leases	$81,548	$74,062
Revenue from contracts with customers
Time charter, regasification and other services	37,029	23,530
Gas sales	92,479	494,081
Total revenue	$211,056	$591,673

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three months ended March 31, 2023 and 2022 consists of the following (in thousands):

	For the three months ended March 31,
	2023	2022
Operating lease income	$63,310	$55,274
Sales-type lease income	18,238	18,788
Total revenue from leases	$81,548	$74,062

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three months ended March 31, 2023, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.2 million, compared to $18.8 million for the three months ended March 31, 2022.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of March 31, 2023, the Company is the lessor to time charter agreements with customers on seven of its vessels. The following represents the amount of property and equipment that is leased to customers as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment	$2,178,642	$2,034,183
Accumulated depreciation	(878,697)	(823,942)
Property and equipment, net	$1,299,945	$1,210,241

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of March 31, 2023, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2023	$58,528	$221,518
2024	84,295	274,175
2025	87,612	215,610
2026	87,612	212,374
2027	87,612	221,485
Thereafter	492,036	693,487
Total undiscounted	$897,695	$1,838,649
Less: imputed interest	(488,153)
Net investment in sales-type leases	409,542
Less: current portion	(13,544)
Non-current net investment in sales-type leases	$395,998

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the three months ended March 31, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$12,907	$1,955	$70,253	$85,115
Bangladesh	17,990	10,667	—	28,657
UAE	16,841	5,570	—	22,411
United States	—	4,868	—	4,868
Argentina	9,375	5,818	—	15,193
Pakistan	10,882	2,814	—	13,696
Germany	4,103	2,650	—	6,753
Finland	9,450	2,631	22,226	34,307
Other	—	56	—	56
Total revenue	$81,548	$37,029	$92,479	$211,056

	For the three months ended March 31, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$12,907	$1,661	$419,982	$434,550
Bangladesh	18,788	9,275	—	28,063
UAE	12,738	2,882	—	15,620
United States	—	1,099	74,099	75,198
Argentina	9,375	4,152	—	13,527
Pakistan	10,882	2,484	—	13,366
Israel	9,372	1,654	—	11,026
Other	—	323	—	323
Total revenue	$74,062	$23,530	$494,081	$591,673

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for time charter party (“TCP”), regas and other services varies and occurs according to the contract. As of March 31, 2023, and December 31, 2022, receivables from contracts with customers associated with revenue from services was $24.0 million and $14.9 million, respectively. These amounts are presented within accounts receivable, net on the

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at March 31, 2023 and December 31, 2022, was $4.8 million and $5.3 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the three months ended March 31, 2023 and 2022.

Contract liabilities from advance payments in excess of revenue recognized from services as of March 31, 2023 and December 31, 2022 were $1.1 million and $134.3 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

The following table reflects the changes in our contract liabilities related to long-term contracts with customers as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023
Deferred revenues, beginning of period	$177,754
Cash received but not yet recognized	191,765
Revenue recognized from prior period deferral	(173,450)
Deferred revenues, end of period	$196,069

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in the contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $895.3 million as of March 31, 2023. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2023	$90,139
2024	108,384
2025	88,091
2026	87,089
2027	89,397
Thereafter	432,153
$895,253

16.
Long-Term Incentive Compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units, including performance vested units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into “Selling, general and administrative expense” and “Cost of revenue and vessel operating expenses” on the Consolidated Statements of Income on a straight-line basis. Stock options were granted to certain employees of Excelerate and vest over five years and expire ten years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over either one or

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative Total Shareholder Return as compared to its peer group and a performance condition related to the Company’s EBITDA.

For the three months ended March 31, 2023, the Company recognized $0.4 million in long-term incentive compensation expense for both its stock options and restricted stock unit awards. Excelerate did not have long-term incentive compensation expense for the three months ended March 31, 2022.

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2023 and provides information for outstanding and exercisable options as of March 31, 2023:

	Number of Options	Weighted Average Exercise Price
(per share)
Outstanding at January 1, 2023	323,023	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2023	323,023	$24.00
Exercisable at March 31, 2023	—	$—

As of March 31, 2023, the Company had $3.5 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 4.0 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the three months ended March 31, 2023 and provides information for unvested shares as of March 31, 2023:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2023	37,754	$23.61
Granted	262,340	21.62
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2023	300,094	$21.87

As of March 31, 2023 the Company had $6.1 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.7 years.

Performance units

The performance units entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the Company’s EBITDA and the market condition relates to Excelerate’s relative Total Shareholder Return as compared to its peer group. Changes in the Company’s expected EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

The fair value of the Company’s performance units is calculated based on a Monte Carlo simulation of the grant’s market condition, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index as of January 1, 2023 over the expected life of the granted units. The Company uses estimates of forfeitures to estimate the expected term of the units grants. The reversal of any expense due to forfeitures is accounted for as they occur.

2023
Risk-free interest rate	3.9%
Expected volatility	58.0%
Expected term	2.76 years

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes performance unit activity for the three months ended March 31, 2023 and provides information for unvested performance units (reflected at target performance) as of March 31, 2023:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2023	—	$—
Granted	84,719	27.85
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2023	84,719	$27.85

As of March 31, 2023, the Company had $2.4 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.9 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended March 31, 2023 and 2022 was $7.6 million and $3.7 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income and the U.S. income tax incurred at the level of Excelerate beginning in April 2022 of $0.6 million for the three months ended March 31, 2023.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 19.8% and 22.5%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our effective tax rate was also impacted by 1.6% for the three months ended March 31, 2023, due to additional tax recorded since becoming subject to U.S. income taxes at the corporate level beginning in April 2022.

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

18.
Related party transactions

The Company had one debt instrument with related parties as of March 31, 2023. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the ENE Onshore Merger, ENE Onshore and KFMC (as defined herein) were party to the KFMC-ENE Onshore Note (as defined herein) that was settled in full in connection with the merger. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein). For details on this facility, see Note 20 – Commitments and contingencies.

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance with the Foundation. Interest expense in related party finance leases for the three months ended March 31, 2022 amounted to $7.0 million. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	Three months ended March 31,
	2023	2022
Management fees and other expenses with Kaiser	$1,026	$748

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Amounts due from related parties	$463	$2,595
Amounts due to related parties	$644	$2,054
Prepaid expenses – related party	$2,055	$2,205

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser as described below.

Prior to the IPO, as credit support for LNG cargo purchases, Kaiser obtained letters of credit under the Kaiser Credit Line on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers. For the three months ended March 31, 2022, letters of credit of approximately $15.3 million were issued. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

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

Prior to the Northeast Gateway Contribution, Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). As of March 31, 2023, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”). Effective October 20, 2022 and in connection with the merger, the Kaiser AGT Indemnity Agreement and the AGT Guarantee were terminated and EELP issued a new guarantee in respect of all payment obligations owed by ENE Lateral to AGT. A final pro-rated payment of $1.0 million was made by EELP to Kaiser in February 2023 in respect of Kaiser maintaining the AGT Guarantee through the Merger.

Also in connection with the Northeast Gateway Contribution during September 2021, EE Holdings made a $57.2 million contribution to the Company to allow it to repay the remaining amount owed on a promissory note between ENE Lateral and KFMC. During September 2021, EE Holdings also made a $16.5 million contribution in the form of a Note Receivable from Kaiser (the “Kaiser Note Receivable”) to provide for funding of certain amounts expected to be paid in the next twelve months, which was repaid in full in February 2022.

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note allowed EELP to draw funds up to $250 million through December 31, 2023 at LIBOR plus 1.55%. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver.

In November 2021, KFMC and ENE Onshore entered into a note (the “KFMC-ENE Onshore Note”) with a maximum commitment of $25 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

ENE Onshore Merger

In October 2022, EE Holdings, the indirect sole member of ENE Onshore, and EELP, the sole member of ENE Lateral, entered into the ENE Onshore Merger, effective October 31, 2022. ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Three months ended
	March 31,
	2023	2022
Customer A	40%	73%
Customer B	16%	0%
Customer C	10%	3%
Customer D	0%	13%

Certain customers of ours may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase such customers’ percentage of our total revenues as compared to those customers who are only FSRU and terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, our direct cost of gas sales also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the increase in revenues by customer may be disproportionate to the relative increase in concentration risk within our operations.

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

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of March 31, 2023, our average annual commitment is estimated to be approximately $280 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

21.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for taxes	$5,467	$12,544
Cash paid for interest	12,157	17,989
Right-of-use assets obtained in exchange for lease obligations	—	219
Increase (decrease) in capital expenditures included in accounts payable	(3,498)	8,516
Finance lease right-of-use asset	263,503	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$530,425	$516,659
Restricted cash – current	3,557	2,614
Restricted cash – non-current	19,076	18,698
Cash, cash equivalents, and restricted cash	$553,058	$537,971

22.
Accumulated other comprehensive income (loss)

Changes in components of accumulated other comprehensive income (loss) were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208

At January 1, 2022	$(2,167)	$(3,702)	$(3,309)	$(9,178)
Other comprehensive income (loss)	—	2,958	492	3,450
Reclassification to income	—	86	1,922	2,008
At March 31, 2022	$(2,167)	$(658)	$(895)	$(3,720)

23.
Subsequent events

Dividend Declaration

On May 9, 2023, the Company announced that our Board of Directors declared a cash dividend, with respect to the quarter ended March 31, 2023, of $0.025 per share of Class A Common Stock. The dividend is payable on June 8, 2023, to Class A Common Stockholders of record as of the close of business on May 24, 2023. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

FSRU Sequoia Purchase

In April 2023, Excelerate purchased the FSRU Sequoia for $265 million using $250 million borrowed through our Term Loan Facility together with cash on hand. Concurrently with the purchase, the Company entered into interest rate swaps for the same notional amount as the Term Loan Facility. The purpose of the swaps is to hedge our exposure to fluctuations in SOFR related to borrowings on the Term Loan Facility. The interest rate swaps have maturity, payment and reset dates that align with those of the Term Loan Facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and included in the 2022 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the 2022 Annual Report, this Form 10-Q and our other filings with the SEC. Please also see the section titled “Forward-Looking Statements.”

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

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in 11 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, United Arab Emirates and the United States. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil (the “Bahia Terminal”) from Petróleo Brasileiro S.A. (“Petrobras”) and in December 2021, started importing LNG and selling natural gas to the Brazilian market. In December 2022, we began importing and selling natural gas and LNG into Europe via the Inkoo Terminal in Finland. We also have plans to sell natural gas to other downstream customers in Brazil, Europe and Bangladesh. In each of these regions, we offer a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three months ended March 31, 2023, we generated revenues of $211.1 million, net income of $30.7 million and Adjusted EBITDA of $79.9 million. For the three months ended March 31, 2022, we generated revenues of $591.7 million, net income of $12.8 million and Adjusted EBITDA of $62.7 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of March 31, 2023, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,500 ship-to-ship transfers of LNG with over 40 LNG operators since we began operations and have safely delivered more than 6,000 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended March 31, 2023 and 2022, we generated revenues of $118.6 million and $97.6 million, respectively, from our FSRU and terminal services businesses, representing approximately 56% and 16% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended March 31, 2023 and 2022 we generated revenues of $92.5 million and $494.1 million, respectively, from LNG and natural gas sales, representing approximately 44% and 84% of our total revenues for each of those periods. The commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products. We are evaluating and pursuing early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

The first quarter of 2023 marked one year since the beginning of the Russia-Ukraine war, which has led to a significant restructuring of global natural gas markets. Previously, Europe absorbed excess LNG supply at times of insufficient demand elsewhere, but it is now a greater source of demand for LNG as many European countries seek to replace Russian pipeline gas. We believe that this shift has accelerated the globalization of natural gas, increasing the interconnectedness of the global market and the price elasticity of demand, as witnessed last year, when many LNG importing countries were priced out of spot LNG purchases. In the first quarter of 2023, natural gas prices retreated due to a mild winter in Europe and North Asia, healthy natural gas storage levels, the availability of competing fuels, and overall lower consumer demand. Dutch Title Transfer Facility (“TTF”) pricing averaged $16.77/MMBtu in the first quarter of 2023 as compared to $37.02/MMBtu in the fourth quarter of 2022.

The retreat in natural gas prices resulted in many countries returning to LNG spot purchases. Emerging buyers in Asia, such as India, Bangladesh, and Thailand, reentered the spot market, as these countries are highly dependent on natural gas for power generation and as a feedstock for critical industries. According to an S&P Global forecast, Bangladesh LNG imports are predicted to recover in 2023 with import demand estimated at 6.2 Bcm compared to 5.8 Bcm in 2022, due to the comparatively lower LNG pricing. In South America, the decline in prices allowed Argentina to award a 30-cargo buy tender for delivery during the Southern Hemisphere winter season.

In the Northern Hemisphere, the focus is shifting to winter 2023-2024. By the end of the mild 2022-2023 European winter, natural gas storage inventories were approximately 55% full, compared to an average of approximately 36% full over the last ten years, measured at the end of the same period. Storage inventories are expected to be filled to 90% of capacity by November 1, 2023. These same storage inventory levels were achieved in 2022 by European governments authorizing purchases of LNG cargos, which led to TTF pricing reaching a high of $99/MMBtu in August 2022. In the first half of 2022, Europe relied heavily on Russian pipeline gas to fill storage inventories. However, without Russian pipeline gas this year and limited new LNG supply capacity, European governments will need to navigate market volatility and the potential for high price environments in order to meet storage level targets. In the meantime, we expect that countries in the Global South will continue spot LNG purchases at lower price levels and prepare for the year ahead.

Recent Business Updates:

•
In May 2023, the FSRU Excelsior commenced seasonal regasification services at the Bahia Blanca GasPort terminal (“Bahia Blanca”) in Argentina. The Excelsior, which is being chartered by the Government of the Federal Republic of Germany (“German government”), was placed on a suspension agreement beginning in April 2023 while it is temporarily deployed to Bahia Blanca during the Argentine winter. Immediately after the Argentine winter, the Excelsior will resume its original charter with the German government.
•
In April 2023, we completed the purchase of the FSRU Sequoia for a purchase price of $265 million from Anemoesa Marine Inc. (“Anemoesa”). Proceeds from our Term Loan and cash on hand were used to purchase Sequoia. Prior to the purchase, we had leased Sequoia on a five-year bareboat charter from Anemoesa, which began in June 2020.
•
In March 2023, we closed on an amended and restated $600 million senior secured credit facility, consisting of a $350 million revolving credit facility and a $250 million term loan, which we drew down in April 2023. The new facilities refinanced our existing EE Revolver.
•
In February 2023, the Excelsior commenced its charter hire pursuant to a binding five-year charter contract signed with the German government in October 2022 to provide regasification services at one of Germany’s planned LNG import terminals that is being developed at the port of Wilhelmshaven by Tree Energy Solutions, E.ON SE and ENGIE SA.
•
In February 2023, we extended our time charter party agreement with Dubai Supply Authority (DUSUP) for the Explorer. Under the terms of the new agreement, the time charter period has been extended by an additional five years, which will now reach completion in the first quarter of 2031.
•
In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG under which we will purchase 0.7 million MT per annum of LNG on an FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana.

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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment and other assets include costs incurred for our fleet of FSRUs and terminal assets, including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in-situ bottom survey every two and a half years.

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

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include provision for U.S. federal income tax for EELP. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in the Prospectus (the “Reorganization”), was accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we entered into the Tax Receivable Agreement (the “TRA”) with Excelerate Energy Holdings, LLC (“EE Holdings”) and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 17, 2023 (the “Proxy Statement”).

Also included in the Reorganization is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”). The acquisition of Excelsior, LLC was accounted for as an acquisition of property and equipment at the completion of the Reorganization. The Foundation Vessels had historically been accounted for as finance leases in our historical financial statements. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence vessel contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence vessel continues to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, accretion, non-cash long-term incentive compensation expense and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance. In the first quarter of 2023, we revised the definition of Adjusted EBITDA to adjust for the impact of non-cash accretion expense, which results in a metric that is consistent with how management will review performance going forward. Management believes accretion expense does not directly reflect our ongoing operating performance.

We adjust net income for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. This measure has limitations as certain excluded items are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. For the foregoing reasons, Adjusted EBITDA has significant limitations that affect its use as an indicator of our profitability and valuation, and you are cautioned not to place undue reliance on this information.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended March 31,
	2023	2022
	(In thousands)
FSRU and terminal services revenues	$118,577	$97,592
Gas sales revenues	92,479	494,081
Cost of revenue and vessel operating expenses	(58,792)	(50,063)
Direct cost of gas sales	(55,185)	(463,352)
Depreciation and amortization expense	(25,193)	(23,743)
Gross Margin	$71,886	$54,515
Depreciation and amortization expense	25,193	23,743
Adjusted Gross Margin	$97,079	$78,258

	Three months ended March 31,
	2023	2022
	(In thousands)
Net income	$30,739	$12,844
Interest expense	15,547	19,227
Provision for income taxes	7,603	3,719
Depreciation and amortization expense	25,193	23,743
Accretion expense	436	367
Long-term incentive compensation expense	357	—
Restructuring, transition and transaction expenses	—	2,753
Adjusted EBITDA	$79,875	$62,653

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	For the three months ended March 31,
	2023	2022	Change
	(In thousands)
Revenues
FSRU and terminal services	$118,577	$97,592	$20,985
Gas sales	92,479	494,081	(401,602)
Total revenues	211,056	591,673	(380,617)
Operating expenses
Cost of revenue and vessel operating expenses	58,792	50,063	8,729
Direct cost of gas sales	55,185	463,352	(408,167)
Depreciation and amortization	25,193	23,743	1,450
Selling, general and administrative	22,317	12,634	9,683
Restructuring, transition and transaction	—	2,753	(2,753)
Total operating expenses	161,487	552,545	(391,058)
Operating income	49,569	39,128	10,441
Other income (expense)
Interest expense	(11,955)	(7,054)	(4,901)
Interest expense – related party	(3,592)	(12,173)	8,581
Earnings from equity-method investment	416	778	(362)
Other income (loss), net	3,904	(4,116)	8,020
Income before income taxes	38,342	16,563	21,779
Provision for income taxes	(7,603)	(3,719)	(3,884)
Net income	30,739	12,844	17,895
Less net income (loss) attributable to non-controlling interests	23,895	(816)	24,711
Less net loss attributable to non-controlling interests – ENE Onshore	—	(237)	237
Less pre-IPO net income attributable to EELP	—	13,897	(13,897)
Net income attributable to shareholders	$6,844	$—	$6,844
Additional financial data:
Gross Margin	$71,886	$54,515	$17,371
Adjusted Gross Margin	97,079	78,258	18,821
Adjusted EBITDA	79,875	62,653	17,222
Capital expenditures	14,929	11,029	3,900

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net income

Net income was $30.7 million for the three months ended March 31, 2023, an increase of $17.9 million, as compared to $12.8 million for the three months ended March 31, 2022. Net income was higher primarily due to higher direct margin earned on gas sales in Brazil and new gas sales in Finland during the three months ended March 31, 2023 ($37.3 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the three months ended March 31, 2022 ($30.7 million), gross margin earned on new charters in Finland and Germany ($12.9 million), less interest expense – related party incurred in the three months ended March 31, 2023 due to the acquisition of the Foundation Vessels ($7.0 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), higher interest income received on cash balances invested in money market funds ($4.2 million), a decrease in foreign currency exchange losses ($4.1 million), and lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($2.8 million), partially offset by an increase in general and administrative expenses ($9.7 million), as discussed below, the end of the Israel charter in December 2022 ($8.9 million), an increase in interest expense ($4.9 million), as discussed below, and an increase in the provision for income tax ($3.9 million), as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $71.9 million for the three months ended March 31, 2023, an increase of $17.4 million, as compared to $54.5 million for the three months ended March 31, 2022. Adjusted Gross Margin was $97.1 million for the three months ended March 31, 2023, an increase of $18.8 million, as compared to $78.3 million for the three months ended March 31, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to higher direct margin earned on gas sales in Brazil and new gas sales in Finland during the three months ended March 31, 2023 ($37.3 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the three months ended March 31, 2022 ($30.7 million), gross margin earned on new charters in Finland and Germany

($12.9 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by the end of the Israel charter in December 2022 ($8.9 million).

Adjusted EBITDA

Our Adjusted EBITDA was $79.9 million for the three months ended March 31, 2023, an increase of $17.2 million, as compared to $62.7 million for the three months ended March 31, 2022. Adjusted EBITDA was higher primarily due to higher direct margin earned on gas sales in Brazil and new gas sales in Finland during the three months ended March 31, 2023 ($37.3 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the three months ended March 31, 2022 ($30.7 million), gross margin earned on new charters in Finland and Germany ($12.9 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), higher interest income received on cash balances invested in money market funds ($4.2 million), and a decrease in foreign currency exchange losses ($4.1 million), partially offset by an increase in general and administrative expenses ($9.7 million), as discussed below, and the end of the Israel charter in December 2022 ($8.9 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $118.6 million for the three months ended March 31, 2023, an increase of $21.0 million, as compared to $97.6 million for the three months ended March 31, 2022. FSRU and terminal services revenues were higher primarily due to the benefits of the Exemplar charter beginning with Gasgrid Finland in the fourth quarter of 2022, Excelsior beginning the German charter in March 2023, Express coming off suspension in the second quarter of 2022 and additional capacity sales in New England in the first quarter of 2023, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

Gas sales revenues

Gas sales revenues were $92.5 million for the three months ended March 31, 2023, a decrease of $401.6 million, as compared to $494.1 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction of LNG sales volumes related to our terminal operations in Brazil as well as LNG sales at our terminal in New England during the three months ended March 31, 2022, partially offset by Finland gas sales activity which commenced in the fourth quarter of 2022.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $58.8 million for the three months ended March 31, 2023, an increase of $8.7 million, as compared to $50.1 million for the three months ended March 31, 2022. The increase in cost of revenue and vessel operating expenses was primarily due to higher vessel maintenance and crewing costs.

Direct cost of gas sales

Direct cost of gas sales was $55.2 million for the three months ended March 31, 2023, a decrease of $408.2 million, as compared to $463.4 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction of LNG sales volumes related to our terminal operations in Brazil and spot sale opportunities at our terminal in New England during the three months ended March 31, 2022, partially offset by Finland gas sales activity which commenced in the fourth quarter of 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses were $25.2 million for the three months ended March 31, 2023, an increase of $1.5 million, as compared to $23.7 million for the three months ended March 31, 2022. Depreciation and amortization increased primarily due to the acquisition of the Excelsior vessel in the second quarter of 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.3 million for the three months ended March 31, 2023, an increase of $9.7 million, as compared to $12.6 million for the three months ended March 31, 2022. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company and additional business development activities.

Restructuring, transition and transaction expenses

We had no restructuring, transition and transaction expenses for three months ended March 31, 2023. Restructuring, transition and transaction expenses relating to the completion of our IPO in April 2022 were $2.8 million for the three months ended March 31, 2022.

Interest expense

Interest expense was $12.0 million for the three months ended March 31, 2023, an increase of $4.9 million, as compared to $7.1 million for the three months ended March 31, 2022. Interest expense increased primarily due to accelerated amortization of deferred issuance costs related to the Amended Credit Agreement, increases in LIBOR rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $3.6 million for the three months ended March 31, 2023, a decrease of $8.6 million, as compared to $12.2 million for the three months ended March 31, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Other income (expense), net

Other income (expense), net was $3.9 million for the three months ended March 31, 2023, an increase of $8.0 million as compared to $(4.1) million for the three months ended March 31, 2022. The increase was primarily due to less foreign currency exchange losses related to our operations in Brazil and higher interest income received on cash balances invested in money market funds.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2023 and 2022 was $7.6 million and $3.7 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income and the U.S. income tax incurred at the level of Excelerate beginning in April 2022 of $0.6 million for the three months ended March 31, 2023.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 19.8% and 22.5%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our effective tax rate was also impacted by 1.6% for the three months ended March 31, 2023 due to additional tax recorded since becoming subject to U.S. income taxes at the corporate level beginning in April 2022.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interest was $23.9 million for the three months ended March 31, 2023, an increase of $24.7 million, as compared to $(0.8) million for the three months ended March 31, 2022. The increase in net income attributable to non-controlling interest was primarily due to the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO, partially offset by higher maintenance costs at one of our terminal locations.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.2) million for the three months ended March 31, 2022. In October 2022, ENE Onshore merged with and into ENE Lateral.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in “Dividend and Distribution Policy” in the 2022 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of March 31, 2023, we had $530.4 million in unrestricted cash and cash equivalents.

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

During the third quarter of 2021, we signed a lease on an LNG terminal in Bahia, Brazil from Petrobras, and in December 2021, we started importing LNG and selling regasified natural gas to Petrobras. In December 2022, we began selling LNG and natural gas to European customers via the Inkoo Terminal in Finland and in February 2023, we began regasification services in Germany at the port of Wilhelmshaven. In addition to Petrobras and customers in Europe, we have plans to sell regasified natural gas to other downstream customers, including in Brazil and Bangladesh. Some of the inventory purchases could potentially exceed cash on hand at certain times. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein). For more information regarding the EE Revolver, see Note 10 – Long-term debt to the Consolidated Financial Statements. Management believes the EE Revolver will provide sufficient liquidity to execute our contractual purchase obligations. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Cash Flow Statement Highlights

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three months ended March 31,
	2023	2022	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$46,797	$(31,353)	$78,150
Investing activities	(14,929)	(11,029)	(3,900)
Financing activities	(16,361)	53,774	(70,135)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(420)	—	(420)
Net increase in cash, cash equivalents, and restricted cash	$15,087	$11,392	$3,695

Operating Activities

Cash flows provided by operating activities increased by $78.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to:

•
a $166.0 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to higher payments of outstanding LNG cargo purchase invoices in the three months ended March 31, 2022, related to Brazil natural gas sales activity.
•
an $18.5 million increase in cash received related to deferred revenues, primarily related to prepayments of Brazil natural gas sales;
•
a $17.9 million increase in net income; and
•
partially offset by a $119.5 million decrease in cash flows from collecting accounts receivable, primarily due to higher collections of receivables in the three months ended March 31, 2022, related to Brazil natural gas sales activity.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were comprised of capital expenditures made for the purchases of property and equipment, which increased by $3.9 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland.

Financing Activities

Cash flows used in financing activities increased by $70.1 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to $62.3 million less net borrowings on our long-term debt, $6.6 million of repayments on the Kaiser Note Receivable during the three months ended March 31, 2022, and $4.6 million in deferred financing costs paid in the three months ended March 31, 2023, related to the Amended Credit Agreement.

Debt Facilities

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available the EE Revolver, including a letter of credit sub-facility, to EELP. The EE Revolver enabled us to borrow up to $350 million over a three-year term originally set to expire in April 2025.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment.

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Agreement provides for, among other things (i) a new $250 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, the “EE Facilities”), (ii) an extension of the maturity date of the EE Revolver, (iii) an increase in the maximum consolidated total leverage by 0.50x to 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250 million, maximum consolidated total leverage increases to 4.25x, and (iv) collateral vessel maintenance coverage to be not less than the greater of (a) $750 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement. The EE Facilities mature in March 2027. Proceeds from the EE Revolver are intended to be used for letters of credit, working capital, and other general corporate purposes.

In April 2023, Excelerate purchased the FSRU Sequoia for $265 million using $250 million borrowed through our Term Loan Facility together with cash on hand. Concurrently with the purchase, the Company entered into interest rate swaps for the same notional amount as the Term Loan Facility. The purpose of the swaps is to hedge our exposure to fluctuations in SOFR related to borrowings on the Term Loan Facility. The interest rate swaps have maturity, payment and reset dates that align with those of the Term Loan Facility.

Borrowings under the EE Revolver bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which applicable margin is based on EELP's consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement. The unused portion of the EE Facilities is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP's consolidated total leverage ratio.

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities. As of March 31, 2023, the Company had issued $42.0 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $308 million of undrawn capacity was available for additional borrowings as of March 31, 2023.

As of March 31, 2023, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2022, we had future minimum lease payments of $88.6 million. As of March 31, 2023, we had future minimum lease payments totaling $14.4 million and are committed to $7.9 million in year one, $3.3 million for years two and three, $1.9 million for years four and five and $1.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2022, we had future minimum lease payments totaling $307.3 million. As of March 31, 2023, we had future minimum lease payments totaling $565.4 million and are committed to $291.3 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five and $141.0 million thereafter.

Newbuild Agreement Commitments

In October 2022, Excelerate signed a binding Shipbuilding Contract (the “Newbuild Agreement”) with Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of the Newbuild Agreement, we currently expect to pay approximately $330 million, subject to adjustment. Related payments are due in five installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. During the year ended December 31, 2022, we made the first installment payment of approximately $30.0 million. Our future payment commitments related to the Newbuild Agreement are expected to be approximately $50.0 million in 2024 and $250.0 million in 2025-2026.

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of March 31, 2023, our average annual commitment is estimated to be approximately $280 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies” in the 2022 Annual Report and the notes to the audited financial statements included therein.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2022 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of significant accounting policies, to the notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

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

As of December 31, 2022, the fair value of our interest rate swaps was $2.3 million. As of March 31, 2023, the fair value of our interest rate swaps was $1.5 million. Based on our hedged notional amount as of March 31, 2023, a hypothetical 10% change in the three-month and six-month London Interbank Offered Rate (LIBOR) forward curves would change the estimated fair value of our existing interest rate swaps by less than $0.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. During the three months ended March 31, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our commodity price risk. We did not hold any commodity derivative instruments as of March 31, 2023 or 2022.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. Dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. Dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. During the three months ended March 31, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the three months ended March 31, 2023 and 2022, we recorded $(0.4) million and $(4.4) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income. As of March 31, 2023, we held an immaterial amount of foreign currency swaps.

Item 4. Internal Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparation of our 2020 and 2019 financial statements to meet the requirements applicable for our 2022 IPO, we identified the following material weaknesses in our internal control over financial reporting which were previously disclosed in our Registration Statement on Form S-1 filed on January 7, 2022, that continue to exist as of March 31, 2023. We did not design and maintain an effective control environment commensurate with public company financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls, accounting and tax knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with accounting and financial reporting requirements.

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

Status of Remediation Actions

As it relates to the material weaknesses that continued to exist as of December 31, 2022, we have performed the following remediation actions as of that date:

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

Additionally, we are in the process of designing and implementing controls related to the period-end financial reporting process, including controls related to business performance reviews and manual journal entries and the completeness and accuracy of our income tax provision. The design and implementation of these controls is in progress and will require validation and testing of their design and operating effectiveness over a sustained period of time. As a result, the timing of when we will be able to remediate the material weaknesses is uncertain. We may also conclude that additional measures will be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2023, the Company and EE Holdings, holder of 75.8% of the combined voting power of our common stock, entered into Amendment No. 1 to Sixth Amended and Restated Limited Partnership Agreement of EELP (the “LPA Amendment”). The LPA Amendment reflects, among other things, the clarification that an exchange of Class B interests of EELP for cash at the election of the Company, as EELP’s general partner, will require the Company to contribute the net cash proceeds raised by it through an offering of EE Class A Common Stock to settle such exchange in full. Otherwise, the terms of the Sixth Amended and Restated Limited Partnership Agreement of EELP, which terms are described in the section entitled “Certain Relationships and Related Person Transactions–Related Person Transactions–Transactions in Connection with our Reorganization and Initial Public Offering–EELP Limited Partnership Agreement” in the Company’s Proxy Statement, filed April 17, 2023, and which description is incorporated herein by reference, remain unchanged. The foregoing summary is qualified in its entirety by the terms of the LPA Amendment, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2023).

10.2

Memorandum of Agreement Saleform 2012 effective as of March 23, 2023 by and between Anemoesa Marine Inc. and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2023).

10.3*	Amendment No. 1 to Sixth Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of May 10, 2023.
10.4*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Stock Option.
10.5*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award of Restricted Stock Units (Directors 2022).
10.6*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2023).
10.7*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2023).
10.8*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (Employees 2023).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Excelerate Energy, Inc.

Date: May 11, 2023	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)