Form 10-Q
period 2023-06-30
Excelerate Energy, Inc.
filed 2023-08-10
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 26,254,167 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in Excelerate’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, the following:

•
our ability to enter into or extend contracts with customers and our customers’ failure to perform their contractual obligations;
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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$462,001	$516,659
Current portion of restricted cash	2,638	2,614
Accounts receivable, net	145,608	82,289
Inventories	28,072	173,603
Current portion of net investments in sales-type leases	13,980	13,344
Other current assets	36,629	35,026
Total current assets	688,928	823,535
Restricted cash	19,482	18,698
Property and equipment, net	1,685,705	1,455,683
Operating lease right-of-use assets	10,252	78,611
Net investments in sales-type leases	392,007	399,564
Investment in equity method investee	25,096	24,522
Deferred tax assets, net	37,741	39,867
Other assets	40,681	26,342
Total assets	$2,899,892	$2,866,822
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$46,991	$96,824
Accrued liabilities and other liabilities	59,710	66,888
Current portion of deferred revenue	21,972	144,807
Current portion of long-term debt	29,507	20,913
Current portion of long-term debt – related party	8,003	7,661
Current portion of operating lease liabilities	5,982	33,612
Current portion of finance lease liabilities	21,408	20,804
Total current liabilities	193,573	391,509
Derivative liabilities	598	—
Long-term debt, net	420,310	193,396
Long-term debt, net – related party	176,345	180,772
Operating lease liabilities	5,316	48,373
Finance lease liabilities	200,276	210,354
TRA liability	72,951	72,951
Asset retirement obligations	40,800	39,823
Long-term deferred revenue	35,007	32,947
Total liabilities	$1,145,176	$1,170,125
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,254,167 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	82	82
Additional paid-in capital	465,067	464,721
Retained earnings	23,489	12,009
Accumulated other comprehensive income	1,257	515
Non-controlling interest	1,264,795	1,219,344
Total equity	1,754,716	1,696,697
Total liabilities and equity	$2,899,892	$2,866,822

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$125,462	$110,072	$244,039	$207,664
Gas sales	306,910	512,857	399,389	1,006,938
Total revenues	432,372	622,929	643,428	1,214,602
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	48,664	58,673	107,456	108,736
Direct cost of gas sales	277,693	485,023	332,878	948,375
Depreciation and amortization	30,772	24,296	55,965	48,039
Selling, general and administrative expenses	21,563	13,064	43,880	25,698
Restructuring, transition and transaction expenses	—	2,582	—	5,335
Total operating expenses	378,692	583,638	540,179	1,136,183
Operating income	53,680	39,291	103,249	78,419
Other income (expense)
Interest expense	(13,479)	(7,800)	(25,434)	(14,854)
Interest expense – related party	(3,593)	(5,493)	(7,185)	(17,666)
Earnings from equity method investment	392	732	808	1,510
Early extinguishment of lease liability on vessel acquisition	—	(21,834)	—	(21,834)
Other income (expense), net	2,268	(1,086)	6,172	(5,202)
Income before income taxes	39,268	3,810	77,610	20,373
Provision for income taxes	(9,712)	(7,800)	(17,315)	(11,519)
Net income (loss)	29,556	(3,990)	60,295	8,854
Less net income (loss) attributable to non-controlling interest	23,588	(831)	47,483	(1,647)
Less net loss attributable to non-controlling interest – ENE Onshore	—	(181)	—	(418)
Less pre-IPO net income (loss) attributable to EELP	—	(947)	—	12,950
Net income (loss) attributable to shareholders	$5,968	$(2,031)	$12,812	$(2,031)

Net income (loss) per common share – basic	$0.23	$(0.08)	$0.49	$(0.08)
Net income (loss) per common share – diluted	$0.23	$(0.08)	$0.49	$(0.08)
Weighted average shares outstanding – basic	26,254,167	26,254,167	26,254,167	26,254,167
Weighted average shares outstanding – diluted	26,266,312	26,254,167	26,272,890	26,254,167

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$29,556	$(3,990)	$60,295	$8,854
Other comprehensive income (loss)
Cumulative translation adjustment	315	—	(105)	—
Change in unrealized gains on cash flow hedges	3,516	1,250	3,408	4,294
Share of other comprehensive income (loss) of equity method investee	504	793	(233)	3,207
Other comprehensive loss attributable to non-controlling interest	(3,286)	(1,342)	(2,328)	(1,342)
Pre-IPO other comprehensive income attributable to EELP	—	—	—	(5,458)
Comprehensive income (loss)	30,605	(3,289)	61,037	9,555
Less comprehensive income (loss) attributable to non-controlling interest	23,588	(831)	47,483	(1,647)
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	—	(181)	—	(418)
Less pre-IPO net income (loss) attributable to EELP	—	(947)	—	12,950
Comprehensive income (loss) attributable to shareholders	$7,017	$(1,330)	$13,554	$(1,330)

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022

											Non-
								Related	Accumulated		controlling
	Class A		Class B				Additional	party	other	Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$—	$12,009	$464,721	$—	$515	$1,219,344	$—	$1,696,697
Net income	—	—	—	—	—	6,844	—	—	—	23,895	—	30,739
Other comprehensive loss	—	—	—	—	—	—	—	—	(307)	(958)	—	(1,265)
Long-term incentive compensation	—	—	—	—	—	—	86	—	—	271	—	357
Class A dividends – $0.025 per share	—	—	—	—	—	(663)	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	337	—	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$—	$18,190	$464,807	$—	$208	$1,240,838	$—	$1,724,151
Net income	—	—	—	—	—	5,968	—	—	—	23,588	—	29,556
Other comprehensive income	—	—	—	—	—	—	—	—	1,049	3,286	—	4,335
Long-term incentive compensation	—	—	—	—	—	—	260	—	—	814	—	1,074
Class A dividends – $0.025 per share	—	—	—	—	—	(669)	—	—	—	—	—	(669)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	320	—	320
Distributions	—	—	—	—	—	—	—	—	—	(2,000)	—	(2,000)
Balance at June 30, 2023	26,254,167	$26	82,021,389	$82	$—	$23,489	$465,067	$—	$1,257	$1,264,795	$—	$1,754,716

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022

											Non-
								Related	Accumulated		controlling
	Class A		Class B				Additional	party	other	Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	interest	Onshore	equity
Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$14,376	$(130,282)	$1,003,926
Net income (loss)	—	—	—	—	13,897	—	—	—	—	(816)	(237)	12,844
Related party note receivable	—	—	—	—	—	—	—	6,600	—	—	—	6,600
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	—	—	5,458
Balance at March 31, 2022	—	$—	—	$—	$1,149,666	$—	$—	$(159)	$(3,720)	$13,560	$(130,519)	$1,028,828
Net loss prior to IPO	—	—	—	—	(947)	—	—	—	—	—	—	(947)
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	1,574
Effect of the reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,939)	—	—	—	—	(14,939)
Long-term incentive compensation	—	—	—	—	—	—	270	—	—	—	—	270
Other comprehensive income	—	—	—	—	—	—	—	—	701	1,342	—	2,043
Net loss subsequent to IPO	—	—	—	—	—	(2,031)	—	—	—	(831)	(181)	(3,043)
Balance at June 30, 2022	26,254,167	$26	82,021,389	$82	$—	$(2,031)	$583,669	$(159)	$(199)	$1,159,888	$(130,700)	$1,610,576

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022
Cash flows from operating activities	(In thousands)
Net income	$60,295	$8,854
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	55,965	48,039
Amortization of operating lease right-of-use assets	9,674	15,447
ARO accretion expense	877	738
Amortization of debt issuance costs	3,983	620
Deferred income taxes	1,980	(5,552)
Share of net earnings in equity method investee	(808)	(1,510)
Distributions from equity method investee	—	2,700
Long-term incentive compensation expense	1,431	270
Early extinguishment of lease liability on vessel acquisition	—	21,834
Non-cash restructuring expense	—	1,574
(Gain)/loss on non-cash items	1,747	—
Changes in operating assets and liabilities:
Accounts receivable	(67,420)	76,399
Inventories	144,529	40,028
Other current assets and other assets	(13,889)	(2,302)
Accounts payable and accrued liabilities	(50,251)	(211,287)
Derivative liabilities	193	1,295
Current portion of deferred revenue	(122,835)	(1,669)
Net investments in sales-type leases	6,921	5,790
Operating lease assets and liabilities	(9,973)	(14,040)
Other long-term liabilities	2,060	3,273
Net cash provided by (used in) operating activities	$24,479	$(9,499)

Cash flows from investing activities
Purchases of property and equipment	(292,788)	(42,030)
Sales of property and equipment	4,101	—
Net cash used in investing activities	$(288,687)	$(42,030)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	412,183
Proceeds from long-term debt – related party	—	649,400
Repayments of long-term debt – related party	(4,085)	(648,126)
Repayments of long-term debt	(10,925)	(9,561)
Proceeds from revolving credit facility	—	140,000
Repayments of revolving credit facility	—	(140,000)
Proceeds from Term Loan Facility	250,000	—
Payment of debt issuance costs	(7,018)	(5,512)
Collections of related party note receivables	—	6,600
Settlement of finance lease liability – related party	—	(25,000)
Principal payments under finance lease liabilities	(10,752)	(10,806)
Principal payments under finance lease liabilities – related party	—	(2,912)
Dividends paid	(1,313)	—
Distributions	(6,101)	—
Minority owner contribution – Albania Power Project	657	—
Net cash provided by financing activities	$210,463	$366,266

Effect of exchange rate on cash, cash equivalents, and restricted cash	(105)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(53,850)	314,737

Cash, cash equivalents and restricted cash
Beginning of period	$537,971	$90,964
End of period	$484,121	$405,701

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

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO and as of June 30, 2023, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

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

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2022 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2023.

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

During the second quarter of 2023, the Company began transitioning its contracts that referenced LIBOR, as described in Note 10 – Long-term debt. As of June 30, 2023, the Company has other contracts which continue to reference LIBOR. As part of amending our hedging arrangements, we plan to apply the ASU 2021-01 practical expedient. Our adoption of this standard has not had a material impact on our Consolidated Financial Statements and is not expected to for the remaining contracts that are still to be amended.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023	December 31, 2022
Financial assets
Derivative financial instruments	Level 2	$5,823	$2,444
Financial liabilities
Derivative financial instruments	Level 2	$(789)	$(630)

As of June 30, 2023 and December 31, 2022, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of June 30, 2023 or December 31, 2022. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps on the 2017 Bank Loans (as defined herein) were derived from the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. The fair values of the interest rate swaps on the Term Loan Facility (as defined herein) were derived from the implied forward SOFR yield curve for the same period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three and six months ended June 30, 2023 and 2022.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and six months ended June 30, 2023 and 2022.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.
Accounts receivable, net

As of June 30, 2023 and December 31, 2022, accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade receivables	$140,929	$74,980
Accrued revenue	4,792	5,307
Amounts receivable from related party	443	2,595
Allowance for doubtful accounts	(556)	(593)
Accounts receivable, net	$145,608	$82,289

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at June 30, 2023 (in thousands):

June 30, 2023
Interest rate swaps (1)	$310,721

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash flow hedges
Current assets	$4,668	$1,211
Non-current assets	1,155	1,233
Current liabilities	(191)	(630)
Non-current liabilities	(598)	—
Net derivative assets	$5,034	$1,814

The current and non-current portions of derivative assets are included within other current assets and other assets, respectively, on the consolidated balance sheets. The current portion of derivative liabilities is included within accrued liabilities and other liabilities on the consolidated balance sheets.

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR- and SOFR-based borrowings, a summary which includes the following designations:

•
In 2018, the Company entered into two long-term interest rate swap agreements with a major financial institution. The swaps, which became effective in October 2018 and expire in April 2030, are used to hedge approximately 70% of the variability in interest payments/interest risk on the 2017 Bank Loans (as defined herein).
•
In 2023, the Company entered into long-term interest rate swap agreements with multiple major financial institutions. This arrangement is used to hedge the variability of the interest payments/interest risk on the Term Loan Facility (as defined herein) and will expire in March 2027.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		For the three months ended June 30,		For the six months ended June 30,
		2023	2022	2023	2022
Interest rate swaps		$4,194	$806	$4,583	$3,764

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		For the three months ended June 30,		For the six months ended June 30,
		2023	2022	2023	2022
Interest rate swaps	Interest expense	$678	$(444)	$1,175	$(530)

The amount of gain (loss) recognized in other comprehensive income as of June 30, 2023 and expected to be reclassified within the next 12 months is $4.7 million.

6.
Inventories

As of June 30, 2023 and December 31, 2022, inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
LNG	$25,447	$171,578
Bunker fuel	2,625	2,025
Inventories	$28,072	$173,603

For the six months ended June 30, 2023 we recorded a lower of cost or net realizable value write-down of $1.0 million, which is included in Direct cost of gas sales on our consolidated statements of income. No impairments were recorded during the three and six months ended June 30, 2022.

7.
Other current assets

As of June 30, 2023 and December 31, 2022, other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$15,133	$18,635
Prepaid expenses – related party	2,098	2,205
Tax receivables	11,963	10,594
Other receivables	7,435	3,592
Other current assets	$36,629	$35,026

8.
Property and equipment

As of June 30, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Vessels	$2,500,062	$2,225,123
Buoy and pipeline	15,568	17,130
Finance lease right-of-use assets	40,007	40,007
Other equipment	17,392	17,469
Assets in progress	83,109	77,983
Less accumulated depreciation	(970,433)	(922,029)
Property and equipment, net	$1,685,705	$1,455,683

Depreciation expense for the three months ended June 30, 2023 and 2022 was $29.9 million and $23.5 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $54.2 million and $46.7 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Sequoia Acquisition

In March 2023, we exercised our option to purchase the FSRU Sequoia for a purchase price of $265 million (the “Sequoia Purchase”), which at December 31, 2022, was under a bareboat charter with a third party and accounted for as an operating lease. We closed the Sequoia Purchase in April 2023 using proceeds from the Term Loan Facility and cash on hand.

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

9.
Accrued liabilities

As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued vessel and cargo expenses	$21,063	$17,571
Payroll and related liabilities	11,668	14,637
Accrued turnover taxes	4,407	8,091
Current portion of TRA liability	3,704	3,704
Other accrued liabilities	18,868	22,885
Accrued liabilities	$59,710	$66,888

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Experience Vessel Financing	$129,938	$136,119
2017 Bank Loans	78,896	83,640
EE Revolver	—	—
Term Loan Facility	250,000	—
Total debt	458,834	219,759
Less unamortized debt issuance costs	(9,017)	(5,450)
Total debt, net	449,817	214,309
Less current portion, net	(29,507)	(20,913)
Total long-term debt, net	$420,310	$193,396

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the six months ended June 30, 2023.

	For the six months ended June 30, 2023
	Range	Weighted Average
Experience Vessel Financing	8% – 8.2%	8.1%
2017 Bank Loans	7% – 9.8%	8.7%
Term Loan Facility	7.8% – 8.3%	8.1%

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for the Experience vessel (the “Experience Vessel Financing”). Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement,

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the Company makes quarterly principal payments of $3.1 million and interest payments at the 3-month SOFR plus 3.4% through the loan’s maturity in December 2033.

In the second quarter of 2023, we executed an amendment to convert the reference rate in the Experience Vessel Financing from LIBOR to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the 3-month LIBOR plus 3.25%.

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

As of June 30, 2023, we have not entered into amendments to transition the 2017 Bank Loans from LIBOR to the SOFR yield curve. In April 2023, the Financial Conduct Authority of the United Kingdom announced its decision to require the publication of unrepresentative synthetic LIBOR rates. As such, the 2017 Bank Loans will continue to accrue interest based on the synthetic LIBOR rates until the 2017 Bank Loans are amended.

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

As of June 30, 2023, the Company had issued $80.9 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $269.1 million of undrawn capacity was available for additional borrowings as of June 30, 2023.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Maturities

Future principal payments on long-term debt outstanding as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$11,077
2024	22,693
2025	23,435
2026	24,239
2027	275,081
Thereafter	102,309
Total debt, net	$458,834

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Exquisite Vessel Financing	$184,348	$188,433
Less current portion	(8,003)	(7,661)
Total long-term related party debt	$176,345	$180,772

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

As of June 30, 2023, there were 26,254,167 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of our outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock upon our liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Dividends and Distributions

During the six months ended June 30, 2023, EELP declared distributions to all interest holders, including Excelerate. Excelerate will use proceeds from the distribution to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented.

		Class B Interests	Class A Common Stock
Dividend and distribution for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(in thousands)
June 30, 2023	September 7, 2023	$2,051	$667	$0.025
March 31, 2023	June 8, 2023	$2,051	$669	$0.025
December 31, 2022	April 27, 2023	$2,051	$663	$0.025

EELP has made or plans to make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same dates as the dividend payments set forth in the table above.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project and has received $2.6 million in cash contributions from the minority owner as of June 30, 2023. The Albania Power Project is fully consolidated in our financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

13.
Earnings per share

The following table presents the computation of earnings per share for the three and six months ended June 30, 2023 and the period from April 13 to June 30, 2022 (in thousands, except share and per share amounts):

	For the three months ended June 30,	For the period from April 13 – June 30,	For the six months ended June 30,	For the period from April 13 – June 30,
	2023	2022	2023	2022
Net income	$29,556	$(3,043)	$60,295	$(3,043)
Less net income attributable to non-controlling interest	23,588	(831)	47,483	(831)
Less net loss attributable to non-controlling interest – ENE Onshore	—	(181)	—	(181)
Net income attributable to shareholders – basic and diluted	$5,968	$(2,031)	$12,812	$(2,031)

Weighted average shares outstanding – basic	26,254,167	26,254,167	26,254,167	26,254,167
Dilutive effect of unvested restricted common stock	11,884	—	17,454	—
Dilutive effect of unvested performance stock units	261	—	1,269	—
Class B Common Stock converted to Class A Common Stock	—	—	—	—
Weighted average shares outstanding – diluted	26,266,312	26,254,167	26,272,890	26,254,167

Earnings per share
Basic	$0.23	$(0.08)	$0.49	$(0.08)
Diluted	$0.23	$(0.08)	$0.49	$(0.08)

The following table presents the common stock shares equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023 and the period from April 13 to June 30, 2022, as they would have had an antidilutive effect:

	For the three months ended June 30,	For the period from April 13 – June 30,	For the six months ended June 30,	For the period from April 13 – June 30,
	2023	2022	2023	2022
Stock options	—	338,935	—	338,935
Restricted common stock	404	20,832	508	20,832
Performance stock units	1,156	—	—	—
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of June 30, 2023, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. The pipeline capacity agreement and tugboat lease were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
External leases:
Finance lease liabilities	$221,684	$231,158
Less current portion of finance lease liabilities	(21,408)	(20,804)
Finance lease liabilities, long-term	$200,276	$210,354

Operating leases

As of June 30, 2023, the Company was a lessee in a terminal use lease, which is accounted for as an operating lease.

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

In March 2023, Excelerate exercised its option to purchase the FSRU Sequoia and the purchase was executed in April 2023. As of December 31, 2022, Sequoia was recorded as an operating lease. See Note 8 – Property and equipment for further information about the purchase.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at June 30, 2023 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2023	$5,482	$16,618
2024	1,818	33,248
2025	1,515	33,235
2026	937	33,235
2027	911	33,235
Thereafter	1,335	141,120
Total lease payments	$11,998	$290,691
Less: imputed interest	(700)	(69,007)
Carrying value of lease liabilities	11,298	221,684
Less: current portion	(5,982)	(21,408)
Carrying value of long-term lease liabilities	$5,316	$200,276

As of June 30, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 3.1 years and 9.6 years, respectively, with a weighted average discount rate of 5.5% and 6.3%, respectively. As of December 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.6 years and 10.1 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively.

The Company's total lease costs for the three and six months ended June 30, 2023 and 2022 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Amortization of finance lease right-of-use assets – related party	$—	$—	$—	$1,226
Amortization of finance lease right-of-use assets – external	1,166	653	2,183	1,305
Interest on finance lease liabilities – related party	—	—	—	7,006
Interest on finance lease liabilities – external	4,188	3,836	8,273	7,755
Operating lease expense	2,388	9,392	10,842	18,867
Short-term lease expense	91	219	265	606
Total lease costs	$7,833	$14,100	$21,563	$36,765

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Other information related to leases for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating cash flows for finance leases	$4,188	$3,836	$8,273	$7,755
Operating cash flows for finance leases – related party	—	—	—	7,006
Financing cash flow for finance leases	5,455	5,460	10,752	10,805
Financing cash flow for finance leases – related party	—	—	—	2,912
Operating cash flows for operating leases	2,863	9,238	11,177	18,075
Right-of-use assets obtained in exchange for new operating lease liabilities	—	937	—	1,156

15.
Revenue

The following table presents the Company’s revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue from leases	$86,307	$81,895	$167,855	$155,957
Revenue from contracts with customers
Time charter, regasification and other services	39,155	28,177	76,184	51,707
Gas sales	306,910	512,857	399,389	1,006,938
Total revenue	$432,372	$622,929	$643,428	$1,214,602

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three and six months ended June 30, 2023 and 2022 consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease income	$68,025	$63,027	$131,335	$118,301
Sales-type lease income	18,282	18,868	36,520	37,656
Total revenue from leases	$86,307	$81,895	$167,855	$155,957

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and six months ended June 30, 2023, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.3 million and $36.5 million, respectively, compared to $18.9 million and $37.7 million for the three and six months ended June 30, 2022, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of June 30, 2023, the Company is the lessor to time charter agreements with customers on seven of its vessels. The following represents the amount of property and equipment that is leased to customers as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment	$2,182,087	$2,034,183
Accumulated depreciation	(900,106)	(823,942)
Property and equipment, net	$1,281,981	$1,210,241

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less than a year. As of June 30, 2023, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2023	$36,049	$136,851
2024	84,295	269,944
2025	87,612	210,545
2026	87,612	213,730
2027	87,612	224,227
Thereafter	492,354	702,050
Total undiscounted	$875,534	$1,757,347
Less: imputed interest	(469,547)
Net investment in sales-type leases	405,987
Less: current portion	(13,980)
Non-current net investment in sales-type leases	$392,007

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the three months ended June 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$13,051	$2,076	$225,977	$241,104
Bangladesh	18,003	10,422	80,933	109,358
UAE	17,700	5,882	—	23,582
United States	—	1,212	—	1,212
Argentina	16,748	13,772	—	30,520
Pakistan	11,002	2,993	—	13,995
Germany	248	—	—	248
Finland	9,555	2,769	—	12,324
Other	—	29	—	29
Total revenue	$86,307	$39,155	$306,910	$432,372

	For the three months ended June 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$13,051	$1,873	$512,857	$527,781
Bangladesh	18,626	9,453	—	28,079
UAE	16,253	5,380	—	21,633
United States	—	1,259	—	1,259
Argentina	13,391	5,870	—	19,261
Pakistan	11,003	2,853	—	13,856
Israel	9,571	1,459	—	11,030
Other	—	30	—	30
Total revenue	$81,895	$28,177	$512,857	$622,929

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$25,958	$4,031	$296,230	$326,219
Bangladesh	35,993	21,089	80,933	138,015
UAE	34,541	11,452	—	45,993
United States	—	6,080	—	6,080
Argentina	26,123	19,590	—	45,713
Pakistan	21,884	5,807	—	27,691
Germany	4,351	2,650	—	7,001
Finland	19,005	5,400	22,226	46,631
Other	—	85	—	85
Total revenue	$167,855	$76,184	$399,389	$643,428

	For the six months ended June 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$25,958	$3,534	$932,839	$962,331
Bangladesh	37,414	18,728	—	56,142
UAE	28,991	8,262	—	37,253
United States	—	2,358	74,099	76,457
Argentina	22,766	10,022	—	32,788
Pakistan	21,885	5,337	—	27,222
Israel	18,943	3,113	—	22,056
Other	—	353	—	353
Total revenue	$155,957	$51,707	$1,006,938	$1,214,602

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for time charter party (“TCP”), regas and other services varies and occurs according to the contract. As of June 30, 2023, and December 31, 2022, receivables from contracts with customers associated with revenue from services was $118.0 million and $14.9 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at June 30, 2023 and December 31, 2022, was $4.8 million and $5.3 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the six months ended June 30, 2023 and 2022.

Contract liabilities from advance payments in excess of revenue recognized from services as of June 30, 2023 and December 31, 2022 were $1.4 million and $134.3 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes in our contract liabilities related to long-term contracts with customers as of June 30, 2023 (in thousands):

For the six months ended June 30, 2023
Deferred revenues, beginning of period	$177,754
Cash received but not yet recognized	24,789
Revenue recognized from prior period deferral	(145,564)
Deferred revenues, end of period	$56,979

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in the contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $868.7 million as of June 30, 2023. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2023	$61,673
2024	107,200
2025	88,557
2026	87,652
2027	90,030
Thereafter	433,627
$868,739

16.
Long-Term Incentive Compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the initial grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units, including performance vested units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool will be increased on January 1st of each calendar year beginning in 2023 by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into “Selling, general and administrative expense” and “Cost of revenue and vessel operating expenses” on the Consolidated Statements of Income on a straight-line basis. Stock options were granted to certain employees of Excelerate and vest over five years and expire ten years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over either one or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative Total Shareholder Return as compared to its peer group and a performance condition related to the Company’s EBITDA.

For the three and six months ended June 30, 2023 and 2022, the Company recognized long-term incentive compensation expense for both its stock options and restricted stock unit awards as shown below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$1,074	$270	$1,431	$270

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2023 and provides information for outstanding and exercisable options as of June 30, 2023:

	Number of Options	Weighted Average Exercise Price
		(per share)
Outstanding at January 1, 2023	323,023	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(4,338)	24.00
Outstanding at June 30, 2023	318,685	$24.00
Exercisable at June 30, 2023	64,581	$24.00

As of June 30, 2023, the Company had $3.2 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 3.8 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the six months ended June 30, 2023 and provides information for unvested shares as of June 30, 2023:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2023	37,754	$23.61
Granted	264,801	21.61
Vested	—	—
Forfeited	(1,388)	21.62
Unvested at June 30, 2023	301,167	$21.86

As of June 30, 2023 the Company had $5.5 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.5 years.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes performance unit activity for the six months ended June 30, 2023 and provides information for unvested performance units (reflected at target performance) as of June 30, 2023:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2023	—	$—
Granted	84,699	28.16
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2023	84,699	$28.16

As of June 30, 2023, the Company had $2.2 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.6 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended June 30, 2023 and 2022 was $9.7 million and $7.8 million, respectively. The provision for income taxes for the six months ended June 30, 2023 and 2022 was $17.3 million and $11.5 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.7% and 204.7%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 22.3% and 56.5%, respectively. The decreases are a result of unusual, one-time items which existed in the prior periods. The prior period effective tax rates were increased by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit. Additionally, the decrease was driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

18.
Related party transactions

The Company had one debt instrument with related parties as of June 30, 2023. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the ENE Onshore Merger, ENE Onshore and KFMC (as defined herein) were party to the KFMC-ENE Onshore Note (as defined herein) that was settled in full in connection with the merger. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein).

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance with the Foundation. Interest expense in related party finance leases for the three and six months ended June 30, 2022 amounted to $7.0 million and $14.7 million, respectively. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Management fees and other expenses with Kaiser	$65	$271	$1,091	$1,019

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Amounts due from related parties	$443	$2,595
Amounts due to related parties	$132	$2,054
Prepaid expenses – related party	$2,098	$2,205

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser as described below.

Prior to the IPO, as credit support for LNG cargo purchases, Kaiser obtained letters of credit under the Kaiser Credit Line on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers. For the six months ended June 30, 2022, letters of credit of approximately $27.3 million were issued. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

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

Prior to the Northeast Gateway Contribution, Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). As of June 30, 2023, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”). Effective October 20, 2022 and in connection with the ENE Onshore Merger, the Kaiser AGT Indemnity Agreement and the AGT Guarantee were terminated and EELP issued a new guarantee in respect of all payment obligations owed by ENE Lateral to AGT. A final pro-rated payment of $1.0 million was made by EELP to Kaiser in February 2023 in respect of Kaiser maintaining the AGT Guarantee through the Merger.

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Six months ended
	June 30,
	2023	2022
Customer A	49%	78%
Customer B	19%	3%

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

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 million tonnes (“MT”) per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of June 30,

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2023, our average annual commitment is estimated to be approximately $250 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

21.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Six months ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for taxes	$12,790	$14,767
Cash paid for interest	28,846	31,183
Right-of-use assets obtained in exchange for lease obligations	—	1,156
Increase (decrease) in capital expenditures included in accounts payable	(7,145)	9,602
Vessel acquisition	—	188,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$462,001	$516,659
Restricted cash – current	2,638	2,614
Restricted cash – non-current	19,482	18,698
Cash, cash equivalents, and restricted cash	$484,121	$537,971

22.
Accumulated other comprehensive income (loss)

Changes in components of accumulated other comprehensive income (loss) were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208
Other comprehensive income	101	4,194	895	5,190
Reclassification to income	214	(678)	(391)	(855)
Reclassification to NCI	(239)	(2,665)	(382)	(3,286)
At June 30, 2023	$(550)	$1,375	$432	$1,257

At January 1, 2022	$(2,167)	$(3,702)	$(3,309)	$(9,178)
Other comprehensive income	—	2,958	492	3,450
Reclassification to income	—	86	1,922	2,008
At March 31, 2022	$(2,167)	$(658)	$(895)	$(3,720)
Other comprehensive income	—	806	1,325	2,131
Reclassification to income	—	444	(532)	(88)
Reclassification to NCI	1,643	(322)	157	1,478
At June 30, 2022	$(524)	$270	$55	$(199)

23.
Subsequent events

Dividend Declaration

On August 3, 2023, the Company announced that our Board of Directors declared a cash dividend, with respect to the quarter ended June 30, 2023, of $0.025 per share of Class A Common Stock. The dividend is payable on September 7, 2023, to Class A Common Stockholders of record as of the close of business on August 23, 2023. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

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

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in 11 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, the United Arab Emirates (the “UAE”) and the United States. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil (the “Bahia Terminal”) from Petróleo Brasileiro S.A. (“Petrobras”), which expires in December 2023. Utilizing the Bahia Terminal, we have been importing LNG and selling natural gas to the Brazilian market since December 2021. In December 2022, we began importing and selling natural gas and LNG into Europe via the Inkoo Terminal in Finland. We intend to continue to market natural gas and LNG, which offers a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three months ended June 30, 2023, we generated revenues of $432.4 million, net income of $29.6 million and Adjusted EBITDA of $88.6 million. For the three months ended June 30, 2022, we generated revenues of $622.9 million, net loss of $4.0 million and Adjusted EBITDA of $66.5 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of June 30, 2023, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,600 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,200 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended June 30, 2023 and 2022, we generated revenues of $125.5 million and $110.1 million, respectively, from our FSRU and terminal services businesses, representing approximately 29% and 18% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended June 30, 2023 and 2022 we generated revenues of $306.9 million and $512.9 million, respectively, from LNG and natural gas sales, representing approximately 71% and 82% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products. We are evaluating and pursuing early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

To the benefit of LNG consumers, the second quarter of 2023 saw a continuation of the decreasing trend in natural gas prices. Dutch Title Transfer Facility (“TTF”) prices decreased to an average of $10.96/MMBtu in the second quarter of 2023 as compared to the first quarter of 2023’s average of $16.77/MMBtu and the fourth quarter of 2022’s average of $37.02/MMBtu. Lower LNG spot prices have allowed emerging buyers in Asia, such as India, Bangladesh, and Thailand to reenter the market. As of August 2023, Bangladesh LNG cargos awarded are already 42% higher than cargos purchased by the country on the spot market in all of 2022. In South America, the decline in prices allowed Argentina to award a 30-cargo buy tender for delivery during the Southern Hemisphere winter season.

European and Asian countries have now largely shifted their focus towards the 2023-2024 winter season. Mild weather in Europe has resulted in the continued build-up of European LNG storage and limited price increases during the second quarter. European Union (“EU”) natural gas storage levels ended the second quarter of 2023 at approximately 77% full, compared to 58% over the same period in 2022. As of early August 2023, EU natural gas storage is approximately 87% full. This is three months in advance of the EU’s mandated November 1, 2023 target of 90%. Market pricing of LNG through the end of the 2023-2024 winter season is expected to be largely dependent on the magnitude of colder weather in large LNG consumer regions. The International Energy Agency projects Chinese LNG imports could fluctuate by over 10 Bcm or 7.2 MT this upcoming winter, depending on seasonal temperatures. These dynamics and their resulting effect on LNG prices will determine how customers in the regions in which Excelerate operates will be able to participate in the spot market throughout the remainder of 2023.

LNG supply activity has continued to make significant moves forward during the first half of 2023. Approximately 200 MTPA of incremental LNG volumes have reached final investment decisions or are under construction, driven primarily by volumes from the United States and Qatar. These export projects are expected to begin coming online at the end of 2024. This increase in supply is expected to create new opportunities for Excelerate to connect LNG to downstream customers, including those in South and Southeast Asia.

Recent Business Updates:

•
In April and June of 2023, Excelerate delivered spot LNG cargos into Bangladesh. Year-to-date, Excelerate has secured four Bangladesh spot LNG cargo tenders, equating to approximately 250,000 tons of LNG. The third and fourth cargos are expected to be delivered in the third quarter of 2023.
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
•
In April 2023, we completed the purchase of the FSRU Sequoia for a purchase price of $265 million from Anemoesa Marine Inc. (“Anemoesa”). Proceeds from our Term Loan Facility and cash on hand were used to purchase Sequoia. Prior to the purchase, we had leased Sequoia on a five-year bareboat charter from Anemoesa, which began in June 2020.
•
In March 2023, we closed on an amended and restated $600 million senior secured credit facility, consisting of a $350 million revolving credit facility and a $250 million term loan, which we drew down in April 2023. The new facilities refinanced our existing EE Revolver.
•
In February 2023, the Excelsior commenced its charter hire pursuant to a binding five-year charter contract signed with the German government in October 2022 to provide regasification services at one of Germany’s planned LNG import terminals that is being developed by Tree Energy Solutions, E.ON SE and ENGIE SA.
•
In February 2023, we extended our time charter party agreement with Dubai Supply Authority (DUSUP) for the Explorer. Under the terms of the new agreement, the time charter period has been extended by an additional five years, which will now reach completion in the first quarter of 2031.
•
In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG under which we will purchase 0.7 million MT per annum of LNG on an FOB basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. The start of this commitment is dependent on the LNG facility becoming operational.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
FSRU and terminal services revenues	$125,462	$110,072	$244,039	$207,664
Gas sales revenues	306,910	512,857	399,389	1,006,938
Cost of revenue and vessel operating expenses	(48,664)	(58,673)	(107,456)	(108,736)
Direct cost of gas sales	(277,693)	(485,023)	(332,878)	(948,375)
Depreciation and amortization expense	(30,772)	(24,296)	(55,965)	(48,039)
Gross Margin	$75,243	$54,937	$147,129	$109,452
Depreciation and amortization expense	30,772	24,296	55,965	48,039
Adjusted Gross Margin	$106,015	$79,233	$203,094	$157,491

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$29,556	$(3,990)	$60,295	$8,854
Interest expense	17,072	13,293	32,619	32,520
Provision for income taxes	9,712	7,800	17,315	11,519
Depreciation and amortization expense	30,772	24,296	55,965	48,039
Accretion expense	441	371	877	738
Restructuring, transition and transaction expenses	—	2,582	—	5,335
Long-term incentive compensation expense	1,074	270	1,431	270
Early extinguishment of lease liability on vessel acquisition	—	21,834	—	21,834
Adjusted EBITDA	$88,627	$66,456	$168,502	$129,109

Consolidated Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$125,462	$110,072	$15,390	$244,039	$207,664	$36,375
Gas sales	306,910	512,857	(205,947)	399,389	1,006,938	(607,549)
Total revenues	432,372	622,929	(190,557)	643,428	1,214,602	(571,174)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	48,664	58,673	(10,009)	107,456	108,736	(1,280)
Direct cost of gas sales	277,693	485,023	(207,330)	332,878	948,375	(615,497)
Depreciation and amortization	30,772	24,296	6,476	55,965	48,039	7,926
Selling, general and administrative	21,563	13,064	8,499	43,880	25,698	18,182
Restructuring, transition and transaction	—	2,582	(2,582)	—	5,335	(5,335)
Total operating expenses	378,692	583,638	(204,946)	540,179	1,136,183	(596,004)
Operating income	53,680	39,291	14,389	103,249	78,419	24,830
Other income (expense)
Interest expense	(13,479)	(7,800)	(5,679)	(25,434)	(14,854)	(10,580)
Interest expense – related party	(3,593)	(5,493)	1,900	(7,185)	(17,666)	10,481
Earnings from equity-method investment	392	732	(340)	808	1,510	(702)
Early extinguishment of lease liability on vessel acquisition	—	(21,834)	21,834	—	(21,834)	21,834
Other income (loss), net	2,268	(1,086)	3,354	6,172	(5,202)	11,374
Income before income taxes	39,268	3,810	35,458	77,610	20,373	57,237
Provision for income taxes	(9,712)	(7,800)	(1,912)	(17,315)	(11,519)	(5,796)
Net income (loss)	29,556	(3,990)	33,546	60,295	8,854	51,441
Less net income (loss) attributable to non-controlling interests	23,588	(831)	24,419	47,483	(1,647)	49,130
Less net loss attributable to non-controlling interests – ENE Onshore	—	(181)	181	—	(418)	418
Less pre-IPO net income (loss) attributable to EELP	—	(947)	947	—	12,950	(12,950)
Net income (loss) attributable to shareholders	$5,968	$(2,031)	$7,999	$12,812	$(2,031)	$14,843
Additional financial data:
Gross Margin	$75,243	$54,937	$20,306	$147,129	$109,452	$37,677
Adjusted Gross Margin	106,015	79,233	26,782	203,094	157,491	45,603
Adjusted EBITDA	88,627	66,456	22,171	168,502	129,109	39,393
Capital expenditures	277,859	31,001	246,858	292,788	42,030	250,758

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Net income

Net income (loss) was $29.6 million for the three months ended June 30, 2023, an increase of $33.6 million, as compared to $(4.0) million for the three months ended June 30, 2022. Net income was higher primarily due to the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition in 2022 ($21.8 million), higher rates on charters in Finland and Argentina and a contract extension in the UAE ($11.8 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), higher interest income received on cash balances invested in money market funds ($4.6 million), improved utilization resulting in lower idle vessel costs in 2023 ($3.4 million), lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($2.6 million), and higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended June 30, 2023 ($29.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended June 30, 2022

($27.8 million), partially offset by an increase in general and administrative expenses ($8.5 million), as discussed below, an increase in depreciation and amortization expense ($6.5 million) primarily due to the acquisition of Sequoia, an increase in interest expense ($5.7 million), as discussed below, and an increase in the provision for income tax ($1.9 million), as discussed below.

Net income was $60.3 million for the six months ended June 30, 2023, an increase of $51.4 million, as compared to $8.9 million for the six months ended June 30, 2022. Net income was higher primarily due to the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition ($21.8 million), higher rates on charters in Finland, Germany, and Argentina and a contract extension in the UAE ($20.6 million), higher interest income received on cash balances invested in money market funds ($8.8 million), lower operating lease expense due to the acquisition of the Sequoia vessel ($8.2 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the six months ended June 30, 2023 ($66.5 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), less interest expense – related party incurred in the six months ended June 30, 2023 due to the acquisition of the Foundation Vessels ($7.9 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($5.3 million), and a decrease in foreign currency exchange losses ($3.8 million), partially offset by an increase in general and administrative expenses ($18.2 million), as discussed below, an increase in interest expense ($10.6 million), as discussed below, an increase in depreciation and amortization expense ($7.9 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarter of 2023 and 2022, respectively, and an increase in the provision for income tax ($5.8 million), as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $75.2 million for the three months ended June 30, 2023, an increase of $20.3 million, as compared to $54.9 million for the three months ended June 30, 2022. Adjusted Gross Margin was $106.0 million for the three months ended June 30, 2023, an increase of $26.8 million, as compared to $79.2 million for the three months ended June 30, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to higher rates on charters in Finland and Argentina and a contract extension in the UAE ($11.8 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), improved utilization resulting in lower idle vessel costs in 2023 ($3.4 million), and higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended June 30, 2023 ($29.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended June 30, 2022 ($27.8 million). The increase in Gross Margin was also offset by an increase in depreciation and amortization expense ($6.5 million) primarily due to the acquisition of Sequoia.

Gross Margin was $147.1 million for the six months ended June 30, 2023, an increase of $37.6 million, as compared to $109.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted Gross Margin was $203.1 million, an increase of $45.6 million, as compared to $157.5 million for the six months ended June 30, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to higher rates on charters in Finland, Germany, and Argentina and a contract extension in the UAE ($20.6 million), lower operating lease expense due to the acquisition of Sequoia ($8.2 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the six months ended June 30, 2023 ($66.5 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million). The increase in Gross Margin was also offset by an increase in depreciation and amortization expense ($7.9 million), primarily as a result of acquiring Sequoia and Excelsior.

Adjusted EBITDA

Our Adjusted EBITDA was $88.6 million for the three months ended June 30, 2023, an increase of $22.1 million, as compared to $66.5 million for the three months ended June 30, 2022. Adjusted EBITDA was higher primarily due to higher rates on charters in Finland and Argentina and a contract extension in the UAE ($11.8 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), higher interest income received on cash balances invested in money market funds ($4.6 million), improved utilization resulting in lower idle vessel costs in 2023 ($3.4 million), and higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended June 30, 2023 ($29.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended June 30, 2022 ($27.8 million), partially offset by an increase in general and administrative expenses ($8.5 million), as discussed below.

Adjusted EBITDA was $168.5 million for the six months ended June 30, 2023, an increase of $39.4 million, as compared to $129.1 million for the six months ended June 30, 2022. Adjusted EBITDA was higher primarily due to higher rates on charters in Finland, Germany, and Argentina and a contract extension in the UAE ($20.6 million), higher interest income received on cash balances invested in money market funds ($8.8 million), lower operating lease expense due to the acquisition of Sequoia ($8.2 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the six months ended June 30, 2023 ($66.5 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the six months ended June 30, 2022 ($58.6 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), and a decrease in foreign currency exchange losses ($3.8 million), partially offset by an increase in general and administrative expenses ($18.2 million), as discussed below.

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $125.5 million for the three months ended June 30, 2023, an increase of $15.4 million, as compared to $110.1 million for the three months ended June 30, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022 and Excelsior beginning seasonal service in Argentina, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

FSRU and terminal services revenues were $244.0 million for the six months ended June 30, 2023, an increase of $36.3 million as compared to $207.7 million for the six months ended June 30, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022, Excelsior beginning the German charter in March 2023 before transitioning to seasonal service in Argentina, Express coming off suspension in the second quarter of 2022, and additional capacity sales in New England in the first quarter of 2023, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

Gas sales revenues

Gas sales revenues were $306.9 million for the three months ended June 30, 2023, a decrease of $206.0 million, as compared to $512.9 million for the three months ended June 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2023.

Gas sales revenues were $399.4 million for the six months ended June 30, 2023, a decrease of $607.5 million, as compared to $1,006.9 million for the six months ended June 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the six months ended June 30, 2022, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2023 and Finland gas sales activity which commenced in the fourth quarter of 2022.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $48.7 million for the three months ended June 30, 2023, a decrease of $10.0 million, as compared to $58.7 million for the three months ended June 30, 2022. The decrease in cost of revenue and vessel operating expenses was primarily due to lower operating lease expense due to the acquisition of Sequoia and improved utilization resulting in lower idle vessel costs in 2023, partially offset by increased operating expenses in Argentina, which are partially reimbursable.

Cost of revenue and vessel operating expenses was $107.5 million for the six months ended June 30, 2023, a decrease of $1.2 million, as compared to $108.7 million for the six months ended June 30, 2022. The decrease in cost of revenue and vessel operating expenses was primarily due to lower operating lease expense due to the acquisition of Sequoia, improved utilization resulting in lower idle vessel costs in 2023, and higher repair and maintenance and related personnel costs at one of our terminal locations, partially offset by increased operating expenses in Argentina, which are partially reimbursable.

Direct cost of gas sales

Direct cost of gas sales was $277.7 million for the three months ended June 30, 2023, a decrease of $207.3 million, as compared to $485.0 million for the three months ended June 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2023.

Direct cost of gas sales was $332.9 million for the six months ended June 30, 2023, a decrease of $615.5 million, as compared to $948.4 million for the six months ended June 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the six months ended June 30, 2022, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2023 and Finland gas sales activity which commenced in the fourth quarter of 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses were $30.8 million for the three months ended June 30, 2023, an increase of $6.5 million, as compared to $24.3 million for the three months ended June 30, 2022. Depreciation and amortization increased primarily due to the acquisition of Sequoia in the second quarter of 2023 and accelerated depreciation recognized for assets removed from service on one of our vessels in the second quarter of 2023.

Depreciation and amortization expenses were $56.0 million for the six months ended June 30, 2023, an increase of $8.0 million, as compared to $48.0 million for the six months ended June 30, 2022. Depreciation and amortization increased primarily due to the acquisition of Sequoia in the second quarter of 2023, accelerated depreciation recognized for assets removed from service on one of our vessels in the second quarter of 2023, and the acquisition of Excelsior in the second quarter of 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.6 million for the three months ended June 30, 2023, an increase of $8.5 million, as compared to $13.1 million for the three months ended June 30, 2022. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company, expenses related to new contracts in Europe, and additional business development activities.

Selling, general and administrative expenses were $43.9 million for the six months ended June 30, 2023, an increase of $18.2 million, as compared to $25.7 million for the six months ended June 30, 2022. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company, expenses related to new contracts in Europe, and additional business development activities.

Restructuring, transition and transaction expenses

We had no restructuring, transition and transaction expenses for three and six months ended June 30, 2023. Restructuring, transition and transaction expenses relating to the completion of our IPO in April 2022 were $2.6 million and $5.3 million for the three and six months ended June 30, 2022, respectively.

Interest expense

Interest expense was $13.5 million for the three months ended June 30, 2023, an increase of $5.7 million, as compared to $7.8 million for the three months ended June 30, 2022. Interest expense increased primarily due to the new Term Loan Facility.

Interest expense was $25.4 million for the six months ended June 30, 2023, an increase of $10.5 million, as compared to $14.9 million for the six months ended June 30, 2022. Interest expense increased primarily due to the new Term Loan Facility, accelerated amortization of deferred issuance costs related to the Amended Credit Agreement, and increases in LIBOR rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $3.6 million for the three months ended June 30, 2023, a decrease of $1.9 million, as compared to $5.5 million for the three months ended June 30, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Interest expense – related party was $7.2 million for the six months ended June 30, 2023, a decrease of $10.5 million, as compared to $17.7 million for the six months ended June 30, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Early extinguishment of lease liability on vessel acquisition

In the three months ended June 30, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability.

Other income (expense), net

Other income (expense), net was $2.3 million for the three months ended June 30, 2023, a variance of $3.4 million as compared to $(1.1) million for the three months ended June 30, 2022. The variance was primarily due to higher interest income received on cash balances invested in money market funds.

Other income (expense), net was $6.2 million for the six months ended June 30, 2023, a variance of $11.4 million as compared to $(5.2) million for the six months ended June 30, 2022. The variance was primarily due to higher interest income received on cash balances invested in money market funds and lower foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The provision for income taxes for the three and six months ended June 30, 2023 and 2022 was $9.7 million and $7.8 million, respectively. For the six months ended June 30, 2023 and 2022, the provision for income taxes was $17.3 million and $11.5 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.7% and 204.7%, respectively. For the six months ended June 30, 2023 and 2022, the effective tax rate was 22.3% and 56.5%, respectively. The decreases are a result of unusual, one-time items which existed in the prior periods. The prior period effective tax rates were increased by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of the Excellence vessel without a corresponding tax benefit. Additionally, the decrease was driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interest was $23.6 million for the three months ended June 30, 2023, an increase of $24.4 million, as compared to $(0.8) million for the three months ended June 30, 2022. The increase in net income attributable to non-controlling interest was primarily due to higher net income.

Net income (loss) attributable to non-controlling interest was $47.5 million for the six months ended June 30, 2023, an increase of $49.1 million, as compared to $(1.6) million for the six months ended June 30, 2022. The increase in net income attributable to non-controlling interest was primarily due to higher net income and the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO, partially offset by higher maintenance costs at one of our terminal locations.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.2) million and $(0.4) million for the three and six months ended June 30, 2022. In October 2022, ENE Onshore merged with and into ENE Lateral.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in “Dividend and Distribution Policy” in the 2022 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of June 30, 2023, we had $462.0 million in unrestricted cash and cash equivalents.

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

In December 2021, we started importing LNG and selling regasified natural gas to Petrobras through the Bahia Terminal under an agreement which expires in December 2023. We also have imported and sold natural gas and LNG into other countries in which we operate. Some of the inventory purchases which we make to fulfill these sales could potentially exceed cash on hand at certain times. We plan to fund any cash shortfalls with borrowings under the EE Revolver. For more information regarding the EE Revolver, see Note 10 – Long-term debt to the Consolidated Financial Statements. Management believes the EE Revolver will provide sufficient liquidity to execute our contractual purchase obligations. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Cash Flow Statement Highlights

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six months ended June 30,
	2023	2022	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$24,479	$(9,499)	$33,978
Investing activities	(288,687)	(42,030)	(246,657)
Financing activities	210,463	366,266	(155,803)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(105)	—	(105)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(53,850)	$314,737	$(368,587)

Operating Activities

Cash flows provided by operating activities increased by $34.0 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to:

•
a $161.0 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to higher payments of outstanding LNG cargo purchase invoices in the six months ended June 30, 2022, related to Brazil natural gas sales activity;
•
a $104.5 million increase in inventory cash flows primarily due to Brazil inventory sales during the six months ended June 30, 2023;
•
a $51.4 million increase in net income;
•
partially offset by a $143.8 million decrease in cash flows from collecting accounts receivable, primarily due to higher collections of receivables in the six months ended June 30, 2022, related to Brazil natural gas sales activity;
•
a $121.2 million decrease in cash received related to deferred revenues, primarily related to prepayments of Brazil natural gas sales; and
•
a $21.8 million early extinguishment of lease liability on vessel acquisition in 2022.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $250.8 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to the purchase of the Sequoia vessel and vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland.

Financing Activities

Cash flows provided by financing activities decreased by $155.8 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to proceeds of $412.2 million from the IPO sale of Class A Common Stock in 2022, $6.7 million less net borrowings on our long-term debt, and $6.6 million of repayments on the Kaiser Note Receivable during the six months ended June 30, 2022, partially offset by $250.0 million in proceeds from the Term Loan Facility in 2023 and $25.0 million in cash payments in 2022 made as part of the early extinguishment of a lease liability related to the IPO transaction.

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

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities. As of June 30, 2023, the Company had issued $80.9 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $269.1 million of undrawn capacity was available for additional borrowings as of June 30, 2023.

As of June 30, 2023, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2022, we had future minimum lease payments of $88.6 million. As of June 30, 2023, we had future minimum lease payments totaling $12.0 million and are committed to $5.5 million in year one, $3.3 million for years two and three, $1.8 million for years four and five and $1.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2022, we had future minimum lease payments totaling $307.3 million. As of June 30, 2023, we had future minimum lease payments totaling $290.7 million and are committed to $16.6 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five and $141.0 million thereafter.

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

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of June 30, 2023, our average annual commitment is estimated to be approximately $250 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

Critical Accounting Estimates

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

As of June 30, 2023, the fair value of our interest rate swaps was $5.2 million, compared to $2.3 million as of December 31, 2022. Based on our hedged notional amount as of June 30, 2023, a hypothetical 100 basis point increase or decrease in the three-month and six-month LIBOR and SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $9.4 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. During the three and six months ended June 30, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our commodity price risk. We did not hold any commodity derivative instruments as of June 30, 2023 or 2022.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. Dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. Dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. During the six months ended June 30, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the six months ended June 30, 2023 and 2022, we recorded $(1.9) million and $(5.7) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income. As of June 30, 2023, we held an immaterial amount of foreign currency swaps.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Remediation of Previously Identified Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparation of our 2020 and 2019 financial statements to meet the requirements applicable for our 2022 IPO, we identified the following material weaknesses in our internal control over financial reporting which were previously disclosed in our Registration Statement on Form S-1 filed on January 7, 2022, each of which has been remediated as of June 30, 2023.

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
•
Designed and implemented controls related to the period-end financial reporting processes, including controls related to business performance reviews and manual journal entries;
•
Designed and implemented controls related to the completeness and accuracy of our income tax provision.

We determined that the remediated controls described above are designed effectively and have operated for a sufficient period of time to appropriately address the material weaknesses described above. Additionally, management has concluded, through testing, that these controls are operating effectively and the material weaknesses described above have been remediated as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On August 9, 2023, the Company, EELP and EE Holdings, as parties to the Stockholder’s Agreement, dated April 18, 2022 (the “Stockholder’s Agreement”), entered into Amendment No. 1 to the Stockholder’s Agreement (the “Amendment”). The Amendment revises the Stockholder’s Agreement to remove EE Holdings’ consent right over hiring or terminating the Company’s chief executive officer and his or her successors, which was previously included in clause (i) of Section 2.2(b) of the Stockholder’s Agreement. Except as amended by the Amendment, all other terms and conditions of the Stockholder’s Agreement continue in full force and effect. This description is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.2 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Amendment No. 1 to Sixth Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of May 10, 2023 (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.2*

Amendment No. 1, dated August 9, 2023, to Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC

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

Excelerate Energy, Inc.

Date: August 10, 2023	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)