Form 10-Q
period 2023-09-30
Excelerate Energy, Inc.
filed 2023-11-09
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 26,261,166 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery obligations under LNG or gas sales agreements or at attractive prices;
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
•
the effects of international war or conflicts, including sanctions, retaliatory measures and changes in the availability and market prices of LNG, natural gas and crude oil, on our business, customers, industry and outlook;
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

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. For example, the current global economic uncertainty and geopolitical climate, including international wars, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$602,870	$516,659
Current portion of restricted cash	3,579	2,614
Accounts receivable, net	44,761	82,289
Inventories	18,203	173,603
Current portion of net investments in sales-type leases	14,672	13,344
Other current assets	32,636	35,026
Total current assets	716,721	823,535
Restricted cash	19,733	18,698
Property and equipment, net	1,663,582	1,455,683
Operating lease right-of-use assets	8,706	78,611
Net investments in sales-type leases	387,555	399,564
Investment in equity method investee	20,471	24,522
Deferred tax assets, net	42,804	39,867
Other assets	44,463	26,342
Total assets	$2,904,035	$2,866,822
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$10,827	$96,824
Accrued liabilities and other liabilities	62,794	66,888
Current portion of deferred revenue	24,433	144,807
Current portion of long-term debt	40,705	20,913
Current portion of long-term debt – related party	8,170	7,661
Current portion of operating lease liabilities	3,911	33,612
Current portion of finance lease liabilities	21,741	20,804
Total current liabilities	172,581	391,509
Long-term debt, net	400,153	193,396
Long-term debt, net – related party	174,042	180,772
Operating lease liabilities	5,434	48,373
Finance lease liabilities	195,034	210,354
TRA liability	72,951	72,951
Asset retirement obligations	41,246	39,823
Other long-term liabilities	39,482	32,947
Total liabilities	$1,100,923	$1,170,125
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,281,790 shares issued as of September 30, 2023 and 26,254,167 shares issued as of December 31, 2022)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	82	82
Additional paid-in capital	465,303	464,721
Retained earnings	36,715	12,009
Accumulated other comprehensive income	2,088	515
Treasury stock (20,624 shares as of September 30, 2023 and no shares as of December 31, 2022)	(472)	—
Non-controlling interest	1,299,370	1,219,344
Total equity	1,803,112	1,696,697
Total liabilities and equity	$2,904,035	$2,866,822

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$133,177	$115,346	$377,216	$323,010
Gas sales	142,294	687,915	541,683	1,694,853
Total revenues	275,471	803,261	918,899	2,017,863
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	49,190	50,258	156,646	158,994
Direct cost of gas sales	106,109	658,320	438,987	1,606,695
Depreciation and amortization	33,161	24,648	89,126	72,687
Selling, general and administrative expenses	19,513	18,778	63,393	44,476
Restructuring, transition and transaction expenses	—	1,345	—	6,680
Total operating expenses	207,973	753,349	748,152	1,889,532
Operating income	67,498	49,912	170,747	128,331
Other income (expense)
Interest expense	(13,926)	(9,454)	(39,360)	(24,308)
Interest expense – related party	(3,592)	(4,235)	(10,777)	(21,901)
Earnings (loss) from equity method investment	(550)	625	258	2,135
Early extinguishment of lease liability on vessel acquisition	—	—	—	(21,834)
Other income (expense), net	5,263	657	11,435	(4,545)
Income before income taxes	54,693	37,505	132,303	57,878
Provision for income taxes	(8,188)	(233)	(25,503)	(11,752)
Net income	46,505	37,272	106,800	46,126
Less net income attributable to non-controlling interest	32,613	28,571	80,096	26,924
Less net loss attributable to non-controlling interest – ENE Onshore	—	(127)	—	(545)
Less pre-IPO net income attributable to EELP	—	—	—	12,950
Net income attributable to shareholders	$13,892	$8,828	$26,704	$6,797

Net income per common share – basic	$0.53	$0.34	$1.02	$0.26
Net income per common share – diluted	$0.40	$0.34	$0.91	$0.26
Weighted average shares outstanding – basic	26,254,243	26,254,167	26,254,193	26,254,167
Weighted average shares outstanding – diluted	108,295,819	26,260,861	108,303,411	26,260,173

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$46,505	$37,272	$106,800	$46,126
Other comprehensive income (loss)
Cumulative translation adjustment	62	—	(43)	—
Change in unrealized gains on cash flow hedges	2,723	2,354	6,131	6,648
Share of other comprehensive income (loss) of equity method investee	649	(976)	416	2,231
Other comprehensive loss attributable to non-controlling interest	(2,603)	(1,044)	(4,931)	(2,386)
Pre-IPO other comprehensive income attributable to EELP	—	—	—	(5,458)
Comprehensive income	47,336	37,606	108,373	47,161
Less comprehensive income attributable to non-controlling interest	32,613	28,571	80,096	26,924
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	—	(127)	—	(545)
Less pre-IPO net income attributable to EELP	—	—	—	12,950
Comprehensive income attributable to shareholders	$14,723	$9,162	$28,277	$7,832

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

												Non-
	Issued							Related	Accumulated			controlling
	Class A		Class B				Additional	party	other		Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	Treasury	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	stock	interest	Onshore	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$—	$12,009	$464,721	$—	$515	$—	$1,219,344	$—	$1,696,697
Net income	—	—	—	—	—	6,844	—	—	—	—	23,895	—	30,739
Other comprehensive loss	—	—	—	—	—	—	—	—	(307)	—	(958)	—	(1,265)
Long-term incentive compensation	—	—	—	—	—	—	86	—	—	—	271	—	357
Class A dividends – $0.025 per share	—	—	—	—	—	(663)	—	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	337	—	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$—	$18,190	$464,807	$—	$208	$—	$1,240,838	$—	$1,724,151
Net income	—	—	—	—	—	5,968	—	—	—	—	23,588	—	29,556
Other comprehensive income	—	—	—	—	—	—	—	—	1,049	—	3,286	—	4,335
Long-term incentive compensation	—	—	—	—	—	—	260	—	—	—	814	—	1,074
Class A dividends – $0.025 per share	—	—	—	—	—	(669)	—	—	—	—	—	—	(669)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	320	—	320
Distributions	—	—	—	—	—	—	—	—	—	—	(2,000)	—	(2,000)
Balance at June 30, 2023	26,254,167	$26	82,021,389	$82	$—	$23,489	$465,067	$—	$1,257	$—	$1,264,795	$—	$1,754,716
Net income	—	—	—	—	—	13,892	—	—	—	—	32,613	—	46,505
Other comprehensive income	—	—	—	—	—	—	—	—	831	—	2,603	—	3,434
Long-term incentive compensation	—	—	—	—	—	—	274	—	—	—	855	—	1,129
Class A dividends – $0.025 per share	—	—	—	—	—	(666)	—	—	—	—	—	—	(666)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	555	—	555
Restricted stock units vested	29,875	—	—	—	—	—	—	—	—	(472)	—	—	(472)
Shares withheld for taxes	(2,252)	—	—	—	—	—	(38)	—	—	—	—	—	(38)
Balance at September 30, 2023	26,281,790	$26	82,021,389	$82	$—	$36,715	$465,303	$—	$2,088	$(472)	$1,299,370	$—	$1,803,112

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

												Non-
	Issued							Related	Accumulated			controlling
	Class A		Class B				Additional	party	other		Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	Treasury	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	stock	interest	Onshore	equity
Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$—	$14,376	$(130,282)	$1,003,926
Net income (loss)	—	—	—	—	13,897	—	—	—	—	—	(816)	(237)	12,844
Related party note receivable	—	—	—	—	—	—	—	6,600	—	—	—	—	6,600
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	—	—	—	5,458
Balance at March 31, 2022	—	$—	—	$—	$1,149,666	$—	$—	$(159)	$(3,720)	$—	$13,560	$(130,519)	$1,028,828
Net loss prior to IPO	—	—	—	—	(947)	—	—	—	—	—	—	—	(947)
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	—	1,574
Effect of the reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	—	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,939)	—	—	—	—	—	(14,939)
Long-term incentive compensation	—	—	—	—	—	—	66	—	—	—	204	—	270
Other comprehensive income	—	—	—	—	—	—	—	—	701	—	1,342	—	2,043
Net loss subsequent to IPO	—	—	—	—	—	(2,031)	—	—	—	—	(831)	(181)	(3,043)
Balance at June 30, 2022	26,254,167	$26	82,021,389	$82	$—	$(2,031)	$583,465	$(159)	$(199)	$—	$1,160,092	$(130,700)	$1,610,576
Net income (loss)	—	—	—	—	—	8,828	—	—	—	—	28,571	(127)	37,272
Other comprehensive income	—	—	—	—	—	—	—	—	334	—	1,044	—	1,378
Related party note receivable	—	—	—	—	—	—	—	159	—	—	—	—	159
Long-term incentive compensation	—	—	—	—	—	—	80	—	—	—	248	—	328
Class A dividends - $0.025 per share	—	—	—	—	—	(656)	—	—	—	—	—	—	(656)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(2,051)	—	(2,051)
Establishment of Albania Power Project	—	—	—	—	—	—	—	—	—	—	2,765	—	2,765
Balance at September 30, 2022	26,254,167	$26	82,021,389	$82	$—	$6,141	$583,545	$—	$135	$—	$1,190,669	$(130,827)	$1,649,771

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities	(In thousands)
Net income	$106,800	$46,126
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	89,126	72,687
Amortization of operating lease right-of-use assets	12,006	23,376
ARO accretion expense	1,323	1,114
Amortization of debt issuance costs	4,875	1,826
Deferred income taxes	(5,102)	(10,584)
Share of net earnings in equity method investee	(258)	(2,135)
Distributions from equity method investee	4,725	4,950
Long-term incentive compensation expense	2,560	598
Early extinguishment of lease liability on vessel acquisition	—	21,834
Non-cash restructuring expense	—	1,574
(Gain)/loss on non-cash items	1,370	158
Changes in operating assets and liabilities:
Accounts receivable	31,531	(56,155)
Inventories	154,398	(139,849)
Other current assets and other assets	(10,609)	(5,003)
Accounts payable and accrued liabilities	(81,507)	25,096
Derivative liabilities	—	3,649
Current portion of deferred revenue	(120,374)	4,626
Net investments in sales-type leases	10,681	8,935
Operating lease assets and liabilities	(12,335)	(22,286)
Other long-term liabilities	6,064	3,687
Net cash provided by (used in) operating activities	$195,274	$(15,776)

Cash flows from investing activities
Purchases of property and equipment	(304,426)	(63,874)
Sales of property and equipment	4,101	—
Net cash used in investing activities	$(300,325)	$(63,874)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	412,183
Proceeds from long-term debt – related party	—	652,800
Repayments of long-term debt – related party	(6,221)	(651,393)
Repayments of long-term debt	(15,805)	(14,326)
Proceeds from revolving credit facility	—	140,000
Repayments of revolving credit facility	—	(140,000)
Proceeds from Term Loan Facility	250,000	—
Repayments of Term Loan Facility	(4,687)	—
Payment of debt issuance costs	(7,307)	(5,951)
Collections of related party note receivables	—	6,600
Settlement of finance lease liability – related party	—	(25,000)
Principal payments under finance lease liabilities	(15,661)	(16,326)
Principal payments under finance lease liabilities – related party	—	(2,912)
Dividends paid	(1,969)	(656)
Distributions	(8,153)	(2,051)
Minority owner contribution – Albania Power Project	3,108	2,765
Net cash provided by financing activities	$193,305	$355,733

Effect of exchange rate on cash, cash equivalents, and restricted cash	(43)	—

Net increase in cash, cash equivalents and restricted cash	88,211	276,083

Cash, cash equivalents and restricted cash
Beginning of period	$537,971	$90,964
End of period	$626,182	$367,047

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

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment. Following the IPO, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. As of September 30, 2023, Kaiser owned directly or indirectly 75.7% of the ownership interests in EELP. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

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

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2022 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2023.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

During the second quarter of 2023, the Company began transitioning its contracts that referenced LIBOR, as described in Note 10 – Long-term debt. As of September 30, 2023, the Company has other contracts which continue to reference LIBOR. As part of amending our hedging arrangements, we plan to apply the ASU 2021-01 practical expedient. Our adoption of this standard has not had a material impact on our Consolidated Financial Statements and is not expected to for the remaining contracts that are still to be amended.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023	December 31, 2022
Financial assets
Derivative financial instruments	Level 2	$8,484	$2,444
Financial liabilities
Derivative financial instruments	Level 2	$(75)	$(630)

As of September 30, 2023 and December 31, 2022, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of September 30, 2023 or December 31, 2022. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps on the 2017 Bank Loans (as defined herein) were derived from the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. The fair values of the interest rate swaps on the Term Loan Facility (as defined herein) were derived from the implied forward SOFR yield curve for the same period as the future interest rate swap settlements. The Company has not changed its valuation techniques or Level 2 inputs during the three and nine months ended September 30, 2023 and 2022.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on equity investments or long-lived assets during the three and nine months ended September 30, 2023 and 2022.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.
Accounts receivable, net

As of September 30, 2023 and December 31, 2022, accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade receivables	$40,046	$74,980
Accrued revenue	4,826	5,307
Amounts receivable from related party	448	2,595
Allowance for doubtful accounts	(559)	(593)
Accounts receivable, net	$44,761	$82,289

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at September 30, 2023 (in thousands):

September 30, 2023
Interest rate swaps (1)	$304,779

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash flow hedges
Current assets	$5,281	$1,211
Non-current assets	3,203	1,233
Current liabilities	(75)	(630)
Net derivative assets	$8,409	$1,814

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		For the three months ended September 30,		For the nine months ended September 30,
		2023	2022	2023	2022
Interest rate swaps		$4,053	$1,917	$8,636	$5,681

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		For the three months ended September 30,		For the nine months ended September 30,
		2023	2022	2023	2022
Interest rate swaps	Interest expense	$1,330	$(437)	$2,505	$(967)

The amount of gain (loss) recognized in other comprehensive income as of September 30, 2023 and expected to be reclassified within the next 12 months is $4.8 million.

6.
Inventories

As of September 30, 2023 and December 31, 2022, inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
LNG	$16,418	$171,578
Bunker fuel	1,785	2,025
Inventories	$18,203	$173,603

For the nine months ended September 30, 2023 we recorded a lower of cost or net realizable value write-down of $1.0 million. For the three and nine months ended September 30, 2022 we recorded a lower of cost or net realizable value write-down of $1.4 million. These write-downs are included in Direct cost of gas sales on our consolidated statements of income.

7.
Other current assets

As of September 30, 2023 and December 31, 2022, other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$11,712	$18,635
Prepaid expenses – related party	2,194	2,205
Tax receivables	11,139	10,594
Other receivables	7,591	3,592
Other current assets	$32,636	$35,026

8.
Property and equipment

As of September 30, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Vessels	$2,494,777	$2,225,123
Buoy and pipeline	15,568	17,130
Finance lease right-of-use assets	40,885	40,007
Other equipment	18,092	17,469
Assets in progress	85,831	77,983
Less accumulated depreciation	(991,571)	(922,029)
Property and equipment, net	$1,663,582	$1,455,683

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense for the three months ended September 30, 2023 and 2022 was $32.3 million and $23.9 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $86.5 million and $70.6 million, respectively.

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

9.
Accrued liabilities

As of September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued vessel and cargo expenses	$20,737	$17,571
Payroll and related liabilities	17,169	14,637
Accrued turnover taxes	1,010	8,091
Current portion of TRA liability	3,704	3,704
Other accrued liabilities	20,174	22,885
Accrued liabilities	$62,794	$66,888

10.
Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Experience Vessel Financing	$126,844	$136,119
2017 Bank Loans	77,110	83,640
EE Revolver	—	—
Term Loan Facility	245,313	—
Total debt	449,267	219,759
Less unamortized debt issuance costs	(8,409)	(5,450)
Total debt, net	440,858	214,309
Less current portion, net	(40,705)	(20,913)
Total long-term debt, net	$400,153	$193,396

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the nine months ended September 30, 2023.

	For the nine months ended September 30, 2023
	Range	Weighted Average
Experience Vessel Financing	8% – 8.6%	8.3%
2017 Bank Loans	7% – 9.8%	9.0%
Term Loan Facility	7.8% – 8.3%	8.2%

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

In the second quarter of 2023, we executed an amendment to convert the reference rate in the Experience Vessel Financing from the LIBOR to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the 3-month LIBOR plus 3.25%.

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

As of September 30, 2023, we have not entered into amendments to transition the 2017 Bank Loans from LIBOR to the SOFR yield curve. In April 2023, the Financial Conduct Authority of the United Kingdom announced its decision to require the publication of unrepresentative synthetic LIBOR rates. As such, the 2017 Bank Loans will continue to accrue interest based on the synthetic LIBOR rates until the 2017 Bank Loans are amended.

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

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Agreement provides for, among other things (i) a new $250 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, the “EE Facilities”), (ii) an extension of the maturity date of the EE Revolver, (iii) an increase in the maximum consolidated total leverage by 0.50x to 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250 million, maximum consolidated total leverage increases to 4.25x, and (iv) collateral vessel maintenance coverage to be not less than the greater of (a) $750 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement. Proceeds from the Term Loan Facility were used for the Sequoia Purchase in April 2023. The EE Facilities mature in March 2027. Proceeds from the EE Revolver are intended to be used for letters of credit, working capital and other general corporate purposes.

On September 8, 2023, EELP entered into an amendment to the Amended Credit Agreement (“First Amendment”). The First Amendment provides for, among other things (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

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

As of September 30, 2023, the Company had issued $40.0 million in letters of credit under the EE Revolver and was in compliance with the covenants under its debt facilities. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310.0 million of undrawn capacity was available for additional borrowings as of September 30, 2023.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Maturities

Future principal payments on long-term debt outstanding as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$10,879
2024	44,568
2025	48,435
2026	49,239
2027	193,831
Thereafter	102,315
Total debt, net	$449,267

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Exquisite Vessel Financing	$182,212	$188,433
Less current portion	(8,170)	(7,661)
Total long-term related party debt	$174,042	$180,772

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

As of September 30, 2023, there were 26,261,166 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

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

As the only Class B stockholder following the completion of the IPO, EE Holdings had 75.8% and 75.7% of the combined voting power of our common stock as of December 31, 2022 and September 30, 2023, respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

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

Dividends and Distributions

During the nine months ended September 30, 2023, EELP declared distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from the distribution to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented.

		Class B Interests	Class A Common Stock
Dividend and distribution for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
September 30, 2023	December 13, 2023	$2,051	$667	$0.025
June 30, 2023	September 7, 2023	$2,051	$666	$0.025
March 31, 2023	June 8, 2023	$2,051	$669	$0.025
December 31, 2022	April 27, 2023	$2,051	$663	$0.025

EELP has made or plans to make a corresponding distribution in the same amount as distributed to each Class A interest to holders of Class B interests on the same dates as the dividend payments set forth in the table above.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project and has received $5.0 million in cash contributions from the minority owner as of September 30, 2023. The Albania Power Project is fully consolidated in our financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

13.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the period from April 13 – September 30,
	2023	2022	2023	2022
Net income	$46,505	$37,272	$106,800	$33,176
Less net income attributable to non-controlling interest	32,613	28,571	80,096	26,924
Less net loss attributable to non-controlling interest – ENE Onshore	—	(127)	—	(545)
Net income attributable to shareholders – basic	$13,892	$8,828	$26,704	$6,797
Add: Reallocation of net income attributable to non-controlling interest	29,724	—	72,321	—
Net income attributable to shareholders – diluted	$43,616	$8,828	$99,025	$6,797

Weighted average shares outstanding – basic	26,254,243	26,254,167	26,254,193	26,254,167
Dilutive effect of unvested restricted common stock	17,971	6,694	25,235	6,006
Dilutive effect of unvested performance stock units	2,215	—	2,594	—
Class B Common Stock converted to Class A Common Stock	82,021,389	—	82,021,389	—
Weighted average shares outstanding – diluted	108,295,819	26,260,861	108,303,411	26,260,173

Earnings per share
Basic	$0.53	$0.34	$1.02	$0.26
Diluted	$0.40	$0.34	$0.91	$0.26

The following table presents the common stock shares equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the period from April 13 – September 30,
	2023	2022	2023	2022
Stock options	—	—	—	168,076
Restricted common stock	141	—	213	—
Class B Common Stock	—	82,021,389	—	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of September 30, 2023, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. The pipeline capacity agreement and tugboat lease were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease the Excellence vessel with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for the Excellence vessel

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. For more information regarding the purchase of the vessels, see Note 8 – Property and equipment.

Finance lease liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
External leases:
Finance lease liabilities	$216,775	$231,158
Less current portion of finance lease liabilities	(21,741)	(20,804)
Finance lease liabilities, long-term	$195,034	$210,354

Operating leases

As of September 30, 2023, the Company was a lessee in a terminal use lease, which is accounted for as an operating lease.

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at September 30, 2023 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2023	$2,719	$8,309
2024	2,096	33,248
2025	1,802	33,235
2026	1,084	33,235
2027	910	33,235
Thereafter	1,335	141,120
Total lease payments	$9,946	$282,382
Less: imputed interest	(601)	(65,607)
Carrying value of lease liabilities	9,345	216,775
Less: current portion	(3,911)	(21,741)
Carrying value of long-term lease liabilities	$5,434	$195,034

As of September 30, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 3.5 years and 9.3 years, respectively, with a weighted average discount rate of 5.8% and 6.3%, respectively. As of December 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.6 years and 10.1 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively.

The Company's total lease costs for the three and nine months ended September 30, 2023 and 2022 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Amortization of finance lease right-of-use assets – related party	$—	$—	$—	$1,226
Amortization of finance lease right-of-use assets – external	652	652	2,835	1,957
Interest on finance lease liabilities – related party	—	—	—	7,006
Interest on finance lease liabilities – external	3,436	3,751	11,709	11,506
Operating lease expense	2,483	9,310	13,325	28,177
Short-term lease expense	113	386	378	992
Total lease costs	$6,684	$14,099	$28,247	$50,864

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Other information related to leases for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating cash flows for finance leases	$3,436	$3,751	$11,709	$11,506
Operating cash flows for finance leases – related party	—	—	—	7,006
Financing cash flows for finance leases	4,909	5,521	15,661	16,326
Financing cash flows for finance leases – related party	—	—	—	2,912
Operating cash flows for operating leases	2,520	8,932	13,697	27,007
Right-of-use assets obtained in exchange for new operating lease liabilities	—	935	—	2,091

15.
Revenue

The following table presents the Company’s revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue from leases	$90,591	$84,857	$258,446	$240,814
Revenue from contracts with customers
Time charter, regasification and other services	42,586	30,489	118,770	82,196
Gas sales	142,294	687,915	541,683	1,694,853
Total revenue	$275,471	$803,261	$918,899	$2,017,863

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company's revenue from leases is presented within revenues in the consolidated statements of income and for the three and nine months ended September 30, 2023 and 2022 consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease income	$72,262	$65,919	$203,597	$184,220
Sales-type lease income	18,329	18,938	54,849	56,594
Total revenue from leases	$90,591	$84,857	$258,446	$240,814

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and nine months ended September 30, 2023, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $18.3 million and $54.8 million, respectively, compared to $18.9 million and $56.6 million for the three and nine months ended September 30, 2022, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of September 30, 2023, the Company is the lessor to time charter agreements with customers on seven of its vessels. The following represents the amount of property and equipment that is leased to customers as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment	$2,183,229	$2,034,183
Accumulated depreciation	(917,457)	(823,942)
Property and equipment, net	$1,265,772	$1,210,241

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters are not included as the duration of the contracts are less

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

than a year. As of September 30, 2023, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2023	$13,806	$75,280
2024	84,295	286,874
2025	87,612	223,043
2026	87,612	224,338
2027	87,612	234,835
Thereafter	492,355	713,199
Total undiscounted	$853,292	$1,757,569
Less: imputed interest	(451,065)
Net investment in sales-type leases	402,227
Less: current portion	(14,672)
Non-current net investment in sales-type leases	$387,555

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business.

	For the three months ended September 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$15,134	$3,055	$53,404	$71,593
Bangladesh	18,328	10,662	88,540	117,530
UAE	16,685	6,266	—	22,951
United States	—	1,182	—	1,182
Argentina	18,473	14,245	—	32,718
Pakistan	11,124	3,020	—	14,144
Germany	1,187	1,285	—	2,472
Finland	9,660	2,815	—	12,475
Other	—	56	350	406
Total revenue	$90,591	$42,586	$142,294	$275,471

	For the three months ended September 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$13,194	$1,991	$687,915	$703,100
Bangladesh	18,935	10,593	—	29,528
UAE	16,763	5,144	—	21,907
United States	—	1,146	—	1,146
Argentina	15,234	7,062	—	22,296
Pakistan	11,123	2,877	—	14,000
Israel	9,608	1,647	—	11,255
Other	—	29	—	29
Total revenue	$84,857	$30,489	$687,915	$803,261

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$41,092	$7,086	$349,634	$397,812
Bangladesh	54,321	31,751	169,473	255,545
UAE	51,226	17,718	—	68,944
United States	—	7,262	—	7,262
Argentina	44,596	33,835	—	78,431
Pakistan	33,008	8,827	—	41,835
Germany	5,538	3,935	—	9,473
Finland	28,665	8,215	22,226	59,106
Other	—	141	350	491
Total revenue	$258,446	$118,770	$541,683	$918,899

	For the nine months ended September 30, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$39,152	$5,525	$1,620,754	$1,665,431
Bangladesh	56,349	29,321	—	85,670
UAE	45,754	13,406	—	59,160
United States	—	3,504	74,099	77,603
Argentina	38,000	17,084	—	55,084
Pakistan	33,008	8,214	—	41,222
Israel	28,551	4,760	—	33,311
Other	—	382	—	382
Total revenue	$240,814	$82,196	$1,694,853	$2,017,863

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for time charter party (“TCP”), regas and other services varies and occurs according to the contract. As of September 30, 2023, and December 31, 2022, receivables from contracts with customers associated with revenue from services was $20.2 million and $14.9 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at September 30, 2023 and December 31, 2022, was $4.8 million and $5.3 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the nine months ended September 30, 2023 and 2022.

Contract liabilities from advance payments in excess of revenue recognized from services as of September 30, 2023 and December 31, 2022 were $13.2 million and $134.3 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes in our contract liabilities related to long-term contracts with customers as of September 30, 2023 (in thousands):

For the nine months ended September 30, 2023
Deferred revenues, beginning of period	$177,754
Cash received but not yet recognized	31,629
Revenue recognized from prior period deferral	(145,939)
Deferred revenues, end of period	$63,444

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of time charter party contracts. The price under these agreements is typically stated in the contracts. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $849.8 million as of September 30, 2023. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2023	$32,509
2024	110,762
2025	89,264
2026	88,585
2027	90,963
Thereafter	437,694
Total expected revenue	$849,777

16.
Long-Term Incentive Compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the initial grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units, including performance vested units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool increases on January 1st of each calendar year by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

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

For the three and nine months ended September 30, 2023 and 2022, the Company recognized long-term incentive compensation expense for both its stock options and restricted stock unit awards as shown below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$1,129	$328	$2,560	$598

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2023 and provides information for outstanding and exercisable options as of September 30, 2023:

	Number of Options	Weighted Average Exercise Price
		(per share)
Outstanding at January 1, 2023	323,023	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(5,422)	24.00
Outstanding at September 30, 2023	317,601	$24.00
Exercisable at September 30, 2023	74,164	$24.00

As of September 30, 2023, the Company had $2.9 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 3.5 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023 and provides information for unvested shares as of September 30, 2023:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2023	37,754	$23.61
Granted	264,801	21.61
Vested	(29,875)	22.48
Forfeited	(1,388)	21.62
Unvested at September 30, 2023	271,292	$21.79

As of September 30, 2023 the Company had $4.7 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.4 years.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes performance unit activity for the nine months ended September 30, 2023 and provides information for unvested performance units (reflected at target performance) as of September 30, 2023:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2023	—	$—
Granted	84,699	27.34
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2023	84,699	$27.34

As of September 30, 2023, the Company had $1.9 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.4 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended September 30, 2023 and 2022 was $8.2 million and $0.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2023 and 2022 was $25.5 million and $11.8 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended September 30, 2023 and 2022 was 15.0% and 0.6%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 19.3% and 20.3%, respectively. The effective tax rate was impacted by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

18.
Related party transactions

The Company had one debt instrument with related parties as of September 30, 2023. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the ENE Onshore Merger, ENE Onshore and KFMC (as defined herein) were party to the KFMC-ENE Onshore Note (as defined herein) that was settled in full in connection with the merger. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein).

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance with the Foundation. Interest expense in related party finance leases for the nine months ended September 30, 2022 amounted to $7.0 million. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Management fees and other expenses with Kaiser	$66	$107	$1,157	$1,126

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Amounts due from related parties	$448	$2,595
Amounts due to related parties	$129	$2,054
Prepaid expenses – related party	$2,194	$2,205

EELP and certain of its subsidiaries and affiliates entered into certain transactions with Kaiser and affiliates of Kaiser as described below.

Prior to the IPO, as credit support for LNG cargo purchases, Kaiser obtained letters of credit under the Kaiser Credit Line on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers. For the nine months ended September 30, 2022, letters of credit of approximately $27.3 million were issued. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line has been replaced by letters of credit obtained under the EE Revolver.

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

Prior to the Northeast Gateway Contribution, Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and Excelerate New England Lateral, LLC (“ENE Lateral”) (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). As of September 30, 2023, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”). Effective October 20, 2022 and in connection with the ENE Onshore Merger, the Kaiser AGT Indemnity Agreement and the AGT Guarantee were terminated and EELP issued a new guarantee in respect of all payment obligations owed by ENE Lateral to AGT. A final pro-rated payment of $1.0 million was made by EELP to Kaiser in February 2023 in respect of Kaiser maintaining the AGT Guarantee through the Merger.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Nine months ended
	September 30,
	2023	2022
Customer A	42%	82%
Customer B	25%	3%

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement (“SPA”) with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 million tonnes (“MT”) per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of September 30, 2023, our average annual commitment is estimated to be approximately $255 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

21.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Nine months ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for taxes	$19,327	$23,682
Cash paid for interest	45,065	42,991
Right-of-use assets obtained in exchange for lease obligations	—	2,091
Decrease in capital expenditures included in accounts payable	(9,054)	(8,232)
Vessel acquisition	—	188,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$602,870	$516,659
Restricted cash – current	3,579	2,614
Restricted cash – non-current	19,733	18,698
Cash, cash equivalents, and restricted cash	$626,182	$537,971

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

22.
Accumulated other comprehensive income (loss)

Changes in components of accumulated other comprehensive income (loss) were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208
Other comprehensive income	101	4,194	895	5,190
Reclassification to income	214	(678)	(391)	(855)
Reclassification to NCI	(239)	(2,665)	(382)	(3,286)
At June 30, 2023	$(550)	$1,375	$432	$1,257
Other comprehensive income (loss)	62	4,053	(4,625)	(510)
Reclassification to income	—	(1,330)	5,274	3,944
Reclassification to NCI	(47)	(2,064)	(492)	(2,603)
At September 30, 2023	$(535)	$2,034	$589	$2,088

At January 1, 2022	$(2,167)	$(3,702)	$(3,309)	$(9,178)
Other comprehensive income	—	2,958	492	3,450
Reclassification to income	—	86	1,922	2,008
At March 31, 2022	$(2,167)	$(658)	$(895)	$(3,720)
Other comprehensive income	—	806	1,325	2,131
Reclassification to income	—	444	(532)	(88)
Reclassification to NCI	1,643	(322)	157	1,478
At June 30, 2022	$(524)	$270	$55	$(199)
Other comprehensive income (loss)	—	1,917	(2,601)	(684)
Reclassification to income	—	437	1,625	2,062
Reclassification to NCI	—	(1,784)	740	(1,044)
At September 30, 2022	$(524)	$840	$(181)	$135

23.
Subsequent events

Dividend Declaration

On November 7, 2023, the Company announced that our Board of Directors declared a cash dividend, with respect to the quarter ended September 30, 2023, of $0.025 per share of Class A Common Stock. The dividend is payable on December 13, 2023, to Class A Common Stockholders of record as of the close of business on November 28, 2023. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Sequoia TCP

In October 2023, Excelerate executed a 10-year TCP agreement with Petrobras for the Sequoia. The contract will commence on January 1, 2024 and the vessel will be located at the Bahia Terminal in Salvador, Bahia, Brazil.

Petrobangla LNG SPA

In November 2023, Excelerate signed a long-term SPA with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase 0.85 to 1.0 MTPA of LNG from Excelerate for a term of 15 years, beginning in 2026. Excelerate will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs, the Excellence and Summit LNG, in Bangladesh.

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

We have grown our business significantly since our first FSRU charter in 2003, and today, we are a profitable energy company with a geographically diversified business model. Our business spans the globe, with regional offices in 11 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, the United Arab Emirates (the “UAE”) and the United States. We are the largest provider of regasified LNG in Argentina and Bangladesh and one of the largest providers of regasified LNG in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We also lease an LNG terminal in Bahia, Brazil (the “Bahia Terminal”) from Petróleo Brasileiro S.A. (“Petrobras”), which expires in December 2023 and will transition to a TCP in January 2024. Utilizing the Bahia Terminal, we have been importing LNG and selling natural gas to the Brazilian market since December 2021. In December 2022, we began importing and selling natural gas and LNG into Europe via the Inkoo Terminal in Finland. We intend to continue to market natural gas and LNG, which offers a cleaner energy source from which power can be generated consistently. The high value our customers place on our services has resulted in a reliable source of revenues to us, while our global reach helps balance seasonal demand fluctuation among the geographies in which we operate. For the three months ended September 30, 2023, we generated revenues of $275.5 million, net income of $46.5 million and Adjusted EBITDA of $106.9 million. For the three months ended September 30, 2022, we generated revenues of $803.3 million, net income of $37.3 million and Adjusted EBITDA of $77.9 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of September 30, 2023, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,600 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,500 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended September 30, 2023 and 2022, we generated revenues of $133.2 million and $115.3 million, respectively, from our FSRU and terminal services businesses, representing approximately 48% and 14% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended September 30, 2023 and 2022 we generated revenues of $142.3 million and $687.9 million, respectively, from LNG and natural gas sales, representing approximately 52% and 86% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and natural gas sales, we plan to expand our business to provide customers with an array of products. We are evaluating and pursuing early-stage projects with opportunities in Europe, Asia Pacific, Latin America, and the Middle East.

Recent Trends and Outlook

Natural gas prices remained steady in the third quarter of 2023 relative to the second quarter of 2023. Dutch Title Transfer Facility (“TTF”) prices averaged $10.75/MMBtu, a slight decrease from $10.96/MMBtu in the second quarter of 2023, and a significant decrease from the third quarter of 2022’s average of $60.15/MMBtu. Steady LNG spot prices have benefitted LNG consumers, allowing emerging buyers in South and Southeast Asia to continue their spot cargo purchase programs. From January through September 2023, Bangladesh LNG cargos awarded were 69% higher than cargos purchased by the country on the spot market in all of 2022. In the nine months ended September 30, 2023, Excelerate has sold four LNG cargos into Bangladesh.

Mild weather in Europe in the third quarter of 2023 reduced European summer-cooling demand and resulted in the continued build-up of European LNG storage. European Union (“EU”) natural gas storage levels ended the third quarter of 2023 at approximately

95% full, exceeding the EU’s mandated November 1, 2023 target of 90%. Market pricing of LNG through the end of the 2023-2024 winter season is expected to be largely dependent on the magnitude of colder weather in large LNG consumer regions. According to S&P Global, European residential-commercial natural gas demand is expected to increase just 4% in the 2023-2024 winter over the prior winter. This would still result in demand at 14% below historical winter season average levels. On the supply side, recent disruptions and outages may impact the global markets. Potential supply disruptions from the now resolved Australian strikes at two LNG facilities, the outage on Finland’s Balticconnector pipeline, and the Israel-Hamas war each have the potential to impact natural gas markets adversely. Lower demand has kept natural gas prices from experiencing acute price volatility and prevented market distortions amidst recent events that could disrupt natural gas supply. A colder-than-normal northern hemisphere winter coupled with risks to supply could lead to price volatility and increase the potential for higher LNG prices. These dynamics could determine how customers in the regions in which Excelerate operates will be able to participate in the spot market throughout the remainder of 2023.

LNG supply activity has continued to make significant moves forward through the third quarter of 2023. Since the beginning of the year, 56 million tonnes per annum (“MTPA”) of incremental LNG volumes from the Gulf of Mexico have reached final investment decisions (“FID”). This increases the volume from export projects that have reached FID since 2022 to 76 MTPA. These export projects are expected to begin coming online at the end of 2024. The increase in supply is expected to create new opportunities for Excelerate to connect LNG to downstream customers, including those in South and Southeast Asia.

Recent Business Updates:

•
In November 2023, Excelerate signed a long-term Sales and Purchase Agreement (“SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase 0.85 to 1.0 MTPA of LNG from Excelerate for a term of 15 years, beginning in 2026. Excelerate will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs, the Excellence and Summit LNG, in Bangladesh.
•
In October 2023, Excelerate executed a 10-year Time Charter Party (“TCP”) agreement with Petrobras for the Sequoia. The contract will commence on January 1, 2024 and the vessel will be located at the Bahia Terminal in Salvador, Bahia, Brazil.
•
In September 2023, the Excelsior resumed its original charter with the Government of the Federal Republic of Germany (the “German government”). In February 2023, the Excelsior commenced its charter hire pursuant to a binding five-year charter contract signed with the German government to provide regasification services at Germany’s planned LNG import terminal that is being developed by Tree Energy Solutions, E.ON SE and ENGIE SA. From April 2023 through August 2023, the Excelsior was on temporary suspension from the Germany charter while it was deployed to the Bahia Blanca GasPort terminal in Argentina from May 2023 through August 2023.
•
In the second and third quarters of 2023, Excelerate delivered four spot LNG cargos into Bangladesh, equating to approximately 250,000 tons of LNG.
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
•
In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG under which we will purchase 0.7 MT per annum of LNG on an FOB basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. The start of this commitment is dependent on the LNG facility becoming operational.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
FSRU and terminal services revenues	$133,177	$115,346	$377,216	$323,010
Gas sales revenues	142,294	687,915	541,683	1,694,853
Cost of revenue and vessel operating expenses	(49,190)	(50,258)	(156,646)	(158,994)
Direct cost of gas sales	(106,109)	(658,320)	(438,987)	(1,606,695)
Depreciation and amortization expense	(33,161)	(24,648)	(89,126)	(72,687)
Gross Margin	$87,011	$70,035	$234,140	$179,487
Depreciation and amortization expense	33,161	24,648	89,126	72,687
Adjusted Gross Margin	$120,172	$94,683	$323,266	$252,174

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$46,505	$37,272	$106,800	$46,126
Interest expense	17,518	13,689	50,137	46,209
Provision for income taxes	8,188	233	25,503	11,752
Depreciation and amortization expense	33,161	24,648	89,126	72,687
Accretion expense	446	376	1,323	1,114
Restructuring, transition and transaction expenses	—	1,345	—	6,680
Long-term incentive compensation expense	1,129	328	2,560	598
Early extinguishment of lease liability on vessel acquisition	—	—	—	21,834
Adjusted EBITDA	$106,947	$77,891	$275,449	$207,000

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$133,177	$115,346	$17,831	$377,216	$323,010	$54,206
Gas sales	142,294	687,915	(545,621)	541,683	1,694,853	(1,153,170)
Total revenues	275,471	803,261	(527,790)	918,899	2,017,863	(1,098,964)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	49,190	50,258	(1,068)	156,646	158,994	(2,348)
Direct cost of gas sales	106,109	658,320	(552,211)	438,987	1,606,695	(1,167,708)
Depreciation and amortization	33,161	24,648	8,513	89,126	72,687	16,439
Selling, general and administrative	19,513	18,778	735	63,393	44,476	18,917
Restructuring, transition and transaction	—	1,345	(1,345)	—	6,680	(6,680)
Total operating expenses	207,973	753,349	(545,376)	748,152	1,889,532	(1,141,380)
Operating income	67,498	49,912	17,586	170,747	128,331	42,416
Other income (expense)
Interest expense	(13,926)	(9,454)	(4,472)	(39,360)	(24,308)	(15,052)
Interest expense – related party	(3,592)	(4,235)	643	(10,777)	(21,901)	11,124
Earnings (loss) from equity method investments	(550)	625	(1,175)	258	2,135	(1,877)
Early extinguishment of lease liability on vessel acquisition	—	—	—	—	(21,834)	21,834
Other income (loss), net	5,263	657	4,606	11,435	(4,545)	15,980
Income before income taxes	54,693	37,505	17,188	132,303	57,878	74,425
Provision for income taxes	(8,188)	(233)	(7,955)	(25,503)	(11,752)	(13,751)
Net income	46,505	37,272	9,233	106,800	46,126	60,674
Less net income attributable to non-controlling interests	32,613	28,571	4,042	80,096	26,924	53,172
Less net loss attributable to non-controlling interests – ENE Onshore	—	(127)	127	—	(545)	545
Less pre-IPO net income (loss) attributable to EELP	—	—	—	—	12,950	(12,950)
Net income attributable to shareholders	$13,892	$8,828	$5,064	$26,704	$6,797	$19,907
Additional financial data:
Gross Margin	$87,011	$70,035	$16,976	$234,140	$179,487	$54,653
Adjusted Gross Margin	120,172	94,683	25,489	323,266	252,174	71,092
Adjusted EBITDA	106,947	77,891	29,056	275,449	207,000	68,449
Capital expenditures	11,638	21,844	(10,206)	304,426	63,874	240,552

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Net income

Net income was $46.5 million for the three months ended September 30, 2023, an increase of $9.2 million, as compared to $37.3 million for the three months ended September 30, 2022. Net income was higher primarily due to higher rates on charters in Finland, Argentina, Brazil, and Germany partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($13.7 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended September 30, 2023 ($36.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended September 30, 2022 ($29.6 million), and higher interest income received on cash balances invested in money market funds ($4.4 million), partially offset by an increase in the provision for income tax ($8.0 million), as discussed below, extended commissioning time for our power barge assets in Albania ($5.1 million), an increase in interest expense

($4.5 million), primarily due to the new Term Loan Facility, and an increase in depreciation and amortization expense ($3.4 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarter of 2023 and 2022, respectively.

Net income was $106.8 million for the nine months ended September 30, 2023, an increase of $60.7 million, as compared to $46.1 million for the nine months ended September 30, 2022. Net income was higher primarily due to higher rates on charters in Finland, Germany, Brazil and Argentina and a contract extension in the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($36.3 million), the early extinguishment of the Excellence vessel finance lease liability as part of the vessel acquisition ($21.8 million), lower operating lease expense due to the acquisition of Sequoia ($15.3 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the nine months ended September 30, 2023 ($102.7 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), higher interest income received on cash balances invested in money market funds ($13.2 million), less interest expense – related party incurred in the nine months ended September 30, 2023 due to the acquisition of the Foundation Vessels ($7.9 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($6.7 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), and a decrease in foreign currency exchange losses ($3.2 million), partially offset by an increase in general and administrative expenses ($18.9 million), as discussed below, an increase in interest expense ($15.1 million), primarily due to the new Term Loan Facility, an increase in the provision for income tax ($13.8 million), as discussed below, an increase in depreciation and amortization expense ($10.4 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarter of 2023 and 2022, respectively, and extended commissioning time for our power barge assets in Albania ($6.0 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $87.0 million for the three months ended September 30, 2023, an increase of $17.0 million, as compared to $70.0 million for the three months ended September 30, 2022. Adjusted Gross Margin was $120.2 million for the three months ended September 30, 2023, an increase of $25.5 million, as compared to $94.7 million for the three months ended September 30, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to higher rates on charters in Finland, Argentina, Brazil and Germany partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($13.7 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), and higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended September 30, 2023 ($36.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended September 30, 2022 ($29.6 million). The increase in Gross Margin was also offset by extended commissioning time for our power barge assets in Albania ($5.1 million) and an increase in depreciation and amortization expense ($3.4 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarter of 2023 and 2022, respectively.

Gross Margin was $234.1 million for the nine months ended September 30, 2023, an increase of $54.6 million, as compared to $179.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted Gross Margin was $323.3 million, an increase of $71.1 million, as compared to $252.2 million for the nine months ended September 30, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to higher rates on charters in Finland, Germany, Brazil and Argentina and a contract extension in the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($36.3 million), lower operating lease expense due to the acquisition of Sequoia ($15.3 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the nine months ended September 30, 2023 ($102.7 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million). The increase in Gross Margin was also offset by an increase in depreciation and amortization expense ($10.4 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarter of 2023 and 2022, respectively, and extended commissioning time for our power barge assets in Albania ($6.0 million).

Adjusted EBITDA

Our Adjusted EBITDA was $106.9 million for the three months ended September 30, 2023, an increase of $29.0 million, as compared to $77.9 million for the three months ended September 30, 2022. Adjusted EBITDA was higher primarily due to higher rates on charters in Finland, Argentina, Brazil, and Germany partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($13.7 million), lower operating lease expense due to the acquisition of Sequoia ($7.1 million), higher direct margin earned on gas sales in Brazil and Bangladesh during the three months ended September 30, 2023 ($36.2 million), which exceeded direct margin earned on gas sales that occurred in Brazil during the three months ended September 30, 2022 ($29.6 million), and higher interest income received on cash balances invested in money market funds ($4.4 million).

Adjusted EBITDA was $275.4 million for the nine months ended September 30, 2023, an increase of $68.4 million, as compared to $207.0 million for the nine months ended September 30, 2022. Adjusted EBITDA was higher primarily due to higher rates on charters in Finland, Germany, Brazil and Argentina and a contract extension in the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($36.3 million), lower operating lease expense due to the acquisition of Sequoia ($15.3 million), higher direct margin earned on gas sales in Brazil and Bangladesh and new gas sales in Finland during the nine months ended September 30, 2023

($102.7 million), which exceeded direct margin earned on gas sales that occurred in Brazil and New England during the nine months ended September 30, 2022 ($88.2 million), higher interest income received on cash balances invested in money market funds ($13.2 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), and a decrease in foreign currency exchange losses ($3.2 million), partially offset by an increase in general and administrative expenses ($18.9 million), as discussed below.

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $133.2 million for the three months ended September 30, 2023, an increase of $17.9 million, as compared to $115.3 million for the three months ended September 30, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022, Excelsior providing seasonal service in Argentina before redelivery to Germany at the end of the third quarter of 2023, and higher daily rates in Brazil and Argentina, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

FSRU and terminal services revenues were $377.2 million for the nine months ended September 30, 2023, an increase of $54.2 million as compared to $323.0 million for the nine months ended September 30, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022, seasonal service by Excelsior in Argentina before redelivery to Germany at the end of the third quarter of 2023, a contract extension in the UAE, and higher daily rates in Brazil and Argentina, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

Gas sales revenues

Gas sales revenues were $142.3 million for the three months ended September 30, 2023, a decrease of $545.6 million, as compared to $687.9 million for the three months ended September 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil, partially offset by LNG sales in Bangladesh during the three months ended September 30, 2023.

Gas sales revenues were $541.7 million for the nine months ended September 30, 2023, a decrease of $1,153.2 million, as compared to $1,694.9 million for the nine months ended September 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the nine months ended September 30, 2022, partially offset by LNG sales in Bangladesh during the nine months ended September 30, 2023 and Finland gas sales activity which commenced in the fourth quarter of 2022.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $49.2 million for the three months ended September 30, 2023, a decrease of $1.1 million, as compared to $50.3 million for the three months ended September 30, 2022. The decrease in cost of revenue and vessel operating expenses was primarily due to lower operating lease expense due to the acquisition of Sequoia, partially offset by positioning costs associated with seasonal service in Argentina.

Cost of revenue and vessel operating expenses was $156.6 million for the nine months ended September 30, 2023, a decrease of $2.4 million, as compared to $159.0 million for the nine months ended September 30, 2022. The decrease in cost of revenue and vessel operating expenses was primarily due to lower operating lease expense due to the acquisition of Sequoia, and improved utilization resulting in lower idle vessel costs in 2023, partially offset by positioning costs associated with seasonal service in Argentina.

Direct cost of gas sales

Direct cost of gas sales was $106.1 million for the three months ended September 30, 2023, a decrease of $552.2 million, as compared to $658.3 million for the three months ended September 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil, partially offset by LNG sales in Bangladesh during the three months ended September 30, 2023.

Direct cost of gas sales was $439.0 million for the nine months ended September 30, 2023, a decrease of $1,167.7 million, as compared to $1,606.7 million for the nine months ended September 30, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the nine months ended September 30, 2022, partially offset by LNG sales in Bangladesh during the nine months ended September 30, 2023 and Finland gas sales activity which commenced in the fourth quarter of 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses were $33.2 million for the three months ended September 30, 2023, an increase of $8.6 million, as compared to $24.6 million for the three months ended September 30, 2022. Depreciation and amortization increased primarily due to the acquisition of Sequoia in the second quarter of 2023, extended commissioning time for our power barge assets in Albania, and the acquisition of Excelsior in the second quarter of 2022.

Depreciation and amortization expenses were $89.1 million for the nine months ended September 30, 2023, an increase of $16.4 million, as compared to $72.7 million for the nine months ended September 30, 2022. Depreciation and amortization increased primarily due to the acquisition of Sequoia in the second quarter of 2023, extended commissioning time for our power barge assets in Albania, accelerated depreciation recognized for assets removed from service on one of our vessels in the second quarter of 2023, and the acquisition of Excelsior in the second quarter of 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.5 million for the three months ended September 30, 2023, an increase of $0.7 million, as compared to $18.8 million for the three months ended September 30, 2022. The increase was primarily due to increased compensation expense.

Selling, general and administrative expenses were $63.4 million for the nine months ended September 30, 2023, an increase of $18.9 million, as compared to $44.5 million for the nine months ended September 30, 2022. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company, expenses related to new contracts in Europe, and additional business development activities.

Restructuring, transition and transaction expenses

We had no restructuring, transition and transaction expenses for three and nine months ended September 30, 2023. Restructuring, transition and transaction expenses relating to the completion of our IPO in April 2022 were $1.3 million and $6.7 million for the three and nine months ended September 30, 2022, respectively.

Interest expense

Interest expense was $13.9 million for the three months ended September 30, 2023, an increase of $4.4 million, as compared to $9.5 million for the three months ended September 30, 2022. Interest expense increased primarily due to the new Term Loan Facility.

Interest expense was $39.4 million for the nine months ended September 30, 2023, an increase of $15.1 million, as compared to $24.3 million for the nine months ended September 30, 2022. Interest expense increased primarily due to the new Term Loan Facility, accelerated amortization of deferred issuance costs related to the Amended Credit Agreement, and increases in LIBOR and SOFR rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $3.6 million for the three months ended September 30, 2023, a decrease of $0.6 million, as compared to $4.2 million for the three months ended September 30, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Interest expense – related party was $10.8 million for the nine months ended September 30, 2023, a decrease of $11.1 million, as compared to $21.9 million for the nine months ended September 30, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Early extinguishment of lease liability on vessel acquisition

In the nine months ended September 30, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire the Excellence vessel and the historical finance lease liability.

Other income (loss), net

Other income (loss), net was $5.3 million for the three months ended September 30, 2023, a variance of $4.6 million as compared to $0.7 million for the three months ended September 30, 2022. The variance was primarily due to higher interest income received on cash balances invested in money market funds.

Other income (loss), net was $11.4 million for the nine months ended September 30, 2023, a variance of $15.9 million as compared to $(4.5) million for the nine months ended September 30, 2022. The variance was primarily due to higher interest income received on cash balances invested in money market funds and lower foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2023 and 2022 was $8.2 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the provision for income taxes was $25.5 million and $11.8 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended September 30, 2023 and 2022 was 15.0% and 0.6%, respectively. For the nine months ended September 30, 2023 and 2022, the effective tax rate was 19.3% and 20.3%, respectively. The effective tax rate was impacted by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $32.6 million for the three months ended September 30, 2023, an increase of $4.0 million, as compared to $28.6 million for the three months ended September 30, 2022. The increase in net income attributable to non-controlling interest was primarily due to higher net income.

Net income attributable to non-controlling interest was $80.1 million for the nine months ended September 30, 2023, an increase of $53.2 million, as compared to $26.9 million for the nine months ended September 30, 2022. The increase in net income attributable to non-controlling interest was primarily due to higher net income and the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $(0.1) million and $(0.5) million for the three and nine months ended September 30, 2022. In October 2022, ENE Onshore merged with and into ENE Lateral.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in “Dividend and Distribution Policy” in the 2022 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of September 30, 2023, we had $602.9 million in unrestricted cash and cash equivalents.

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

Cash Flow Statement Highlights

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine months ended September 30,
	2023	2022	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$195,274	$(15,776)	$211,050
Investing activities	(300,325)	(63,874)	(236,451)
Financing activities	193,305	355,733	(162,428)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(43)	—	(43)
Net increase in cash, cash equivalents, and restricted cash	$88,211	$276,083	$(187,872)

Operating Activities

Cash flows provided by operating activities increased by $211.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to:

•
a $294.2 million increase in inventory cash flows primarily due to Brazil inventory sales during the nine months ended September 30, 2023;
•
an $87.7 million increase in cash flows from collecting accounts receivable, primarily due to higher collections of receivables in the nine months ended September 30, 2023 related to Brazil and Finland natural gas sales activity;
•
a $60.7 million increase in net income; and
•
a $16.4 million increase in depreciation and amortization expense, as discussed above;
•
partially offset by a $125.0 million decrease in cash received related to deferred revenues, primarily related to prepayments of Brazil natural gas sales;
•
a $106.6 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to fewer LNG cargo purchases in the nine months ended September 30, 2023 related to Brazil natural gas sales activity; and
•
a $21.8 million early extinguishment of lease liability on vessel acquisition in 2022.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $236.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to the purchase of the Sequoia vessel and vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland.

Financing Activities

Cash flows provided by financing activities decreased by $162.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to proceeds of $412.2 million from the IPO sale of Class A Common Stock in 2022, $13.8 million less net borrowings on our long-term debt and Term Loan, $6.6 million of repayments on the Kaiser Note Receivable during the nine months ended September 30, 2022 and a $7.4 million increase in distributions to shareholders and joint venture partners, partially offset by $250.0 million in proceeds from the Term Loan Facility in 2023 and $25.0 million in cash payments in 2022 made as part of the early extinguishment of a lease liability related to the IPO transaction.

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

On September 8, 2023, EELP entered into an amendment to the Amended Credit Agreement (“First Amendment”). The First Amendment provides for, among other things (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

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

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities. As of September 30, 2023, the Company had issued $40.0 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310.0 million of undrawn capacity was available for additional borrowings as of September 30, 2023.

As of September 30, 2023, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2022, we had future minimum lease payments of $88.6 million. As of September 30, 2023, we had future minimum lease payments totaling $9.9 million and are committed to $2.7 million in year one, $3.9 million for years two and three, $2.0 million for years four and five and $1.3 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2022, we had future minimum lease payments totaling $307.3 million. As of September 30, 2023, we had future minimum lease payments totaling $282.4 million and are committed to $8.3 million in payments in year one, $66.5 million for years two and three, $66.5 million for years four and five and $141.0 million thereafter.

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

Venture Global SPA

In February 2023, we executed a 20-year LNG sales and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a FOB basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of September 30, 2023, our average annual commitment is estimated to be approximately $255 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

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

As of September 30, 2023, the fair value of our interest rate swaps was $8.0 million, compared to $2.3 million as of December 31, 2022. Based on our hedged notional amount as of September 30, 2023, a hypothetical 100 basis point increase or decrease in the three-month and six-month LIBOR and SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $8.7 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. During the three and nine months ended September 30, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our commodity price risk. We did not hold any commodity derivative instruments as of September 30, 2023 or 2022.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is the U.S. Dollar. Gains or losses due to transactions in foreign currencies are included in “Other income (expense), net” in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. Dollar and the Euro, Argentine Peso, Brazilian Real and the Bangladesh Taka. During the nine months ended September 30, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the nine months ended September 30, 2023 and 2022, we recorded $(3.2) million and $(6.4) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income. As of September 30, 2023, we held an immaterial amount of foreign currency swaps.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

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

We determined that the remediated controls described above are designed effectively and have operated for a sufficient period of time to appropriately address the material weaknesses described above. Additionally, management has concluded, through testing, that these controls are operating effectively and the material weaknesses described above were remediated as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1

Amendment No. 1, dated August 9, 2023, to Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2023)

10.2*

First Amendment, dated September 8, 2023, to the Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto

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

Excelerate Energy, Inc.

Date: November 9, 2023	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)