Form 10-K
period 2023-12-31
Excelerate Energy, Inc.
filed 2024-02-29
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2023, was $533,747,215.

As of February 23, 2024, there were 26,263,403 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations, and our share repurchase program are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in this Annual Report as described below and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed receipt of payment or project cancellation;
•
the competitive market for liquefied natural gas (“LNG”) regasification services;
•
changes in the supply of and demand for and price of LNG and natural gas and LNG regasification capacity;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our assets;
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
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery and sales obligations under gas sales agreements (“GSAs”) and/or LNG sales agreements or at attractive prices;
•
our ability to maintain relationships with our existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain;
•
risks associated with conducting business in foreign countries, including political, legal, and economic risk;
•
the technical complexity of our floating storage and regasification units (“FSRUs”) and LNG import terminals and related operational problems;
•
the risks inherent in operating our FSRUs and other LNG infrastructure assets;
•
customer termination rights in our contracts;
•
adverse effects on our operations due to disruption of third-party facilities;
•
infrastructure constraints and community and political group resistance to existing and new LNG and natural gas infrastructure over concerns about the environment, safety and terrorism;
•
shortages of qualified officers and crew impairing our ability to operate or increasing the cost of crewing our vessels;
•
acts of terrorism, war or political or civil unrest;
•
compliance with various international treaties and conventions and national and local environmental, health, safety and maritime conduct laws that affect our operations;
•
Kaiser (as defined herein) having the ability to direct the voting of a majority of the voting power of our common stock, and his interests possibly conflicting with those of our other stockholders;
•
the possibility that EELP (as defined herein) will be required to make distributions to us and the other partners of EELP;
•
our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the Tax Receivable Agreement (“TRA”);

•
the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in this Annual Report, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. For example, the current global economic uncertainty and geopolitical climate, including international wars and conflicts, and world or regional health events, including pandemics and epidemics and governmental and third-party responses thereto, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that the statements provided herein are supported by information obtained in a reasonable manner, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I

Item 1. Business.

Overview and History

Excelerate offers flexible LNG solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services, from FSRUs to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021, as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”).

In April 2022, Excelerate closed its initial public offering (the “IPO”). As a result of the IPO, Excelerate became the general partner of EELP. As we operate and control all of EELP’s business and affairs, we consolidate the financial results of EELP and report non-controlling interests related to the interests held by the other partners of EELP in our consolidated financial statements. The approximately 24.3% of EELP partnership interests owned by us are classified as Class A interests. The remaining approximately 75.7% of EELP interests are owned by Excelerate Energy Holdings, LLC (“EE Holdings”), an entity owned and controlled by Kaiser, and are classified as Class B interests.

Our Company

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas which benefits hundreds of millions of people around the world. From our founding, we have focused on providing flexible LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

Our business spans the globe, with regional offices in 10 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE, one of the largest providers of regasified LNG capacity in Brazil and Pakistan, and we operate the largest FSRU in Brazil. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us.

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2023, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,700 ship-to-ship (“STS”) transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,600 billion cubic feet of natural gas through 16 LNG regasification terminals.

We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. We are evaluating and pursuing early-stage projects, as well as potential acquisitions of new and existing projects in the ordinary course of executing our growth strategy. This includes opportunities in Asia Pacific, Europe, Latin America and the Middle East.

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

FSRU Fleet

As of December 31, 2023, our fleet includes ten FSRUs. All of the vessels in our fleet were built by leading Korean shipyards and were delivered to us as new vessels in the year of delivery set forth in the table below. Excelerate is the sole owner of eight FSRUs and charters two others: Experience, through a long-term charter that is a finance lease from a third party and Exquisite, through a 45% ownership interest in a joint venture with Nakilat Excelerate LLC (the “Nakilat JV”). In March 2023, we exercised a purchase option for Sequoia, which was previously leased from a third party on a five-year charter. The purchase was finalized in April 2023. In October 2022, we signed an agreement with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026.

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

The table below sets forth information about each of our owned and chartered FSRUs.

Vessel	LNG Storage Capacity	Peak Send-out Capacity (1)	Delivery
Sequoia	173,400 m3	850 MMscf/d	2020
Experience	173,400 m3	1,200 MMscf/d	2014
Exemplar	150,900 m3	600 MMscf/d	2010
Expedient	150,900 m3	690 MMscf/d	2010
Exquisite	150,900 m3	690 MMscf/d	2009
Express	150,900 m3	690 MMscf/d	2009
Explorer	150,900 m3	960 MMscf/d	2008
Summit LNG	138,000 m3	690 MMscf/d	2006
Excellence	138,000 m3	690 MMscf/d	2005
Excelsior	138,000 m3	690 MMscf/d	2005
(1)
Peak send-out capacity dependent on local conditions, including operating pressure and seawater temperature.

The technical design of our FSRU fleet allows us to optimize fleet allocation, minimize disruption risks through vessel commonality and operate flexibly. Our vessels are designed to move seamlessly from one location to another and operate in a wide array of weather, locations and seawater temperatures. For example, depending on environmental conditions and local sea water temperature, our FSRUs can be operated in open-loop (i.e., using sea water or glycol water as the heating medium) or closed-loop (i.e., recirculating loop for freshwater onboard, heated by ship’s systems) mode. Closed-loop mode is usually required for colder water temperatures.

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

Time Charter Customers and Contracts

Our time charter and terminal use customers are a mix of state owned oil and gas companies, transmission operators and industrial users of natural gas. Our LNG solutions provide flexible natural gas supply to countries seeking reliable natural gas and power to ensure their energy security. We typically enter into take-or-pay contracts for FSRU long-term charters and integrated LNG terminals. The rates we charge customers are typically based on the economic return requirements for our investments in FSRUs, terminals, pipelines and onshore facilities. Our strategy of operating our FSRUs as an integrated fleet gives us a risk mitigation tool, reducing redeployment risk after the end of a contract as well as reducing the adverse effects of a potential disruption on a current contract.

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

As of December 31, 2023, all of our FSRUs are contracted and are either in place and delivering natural gas on demand or are in the process of transitioning to their next assignment. We currently have contracts with customers in Argentina, Brazil, Bangladesh, Finland, Germany, Pakistan and the UAE, all of which are long-term time charter contracts. In October 2023, we executed a 10-year time charter party (“TCP”) agreement with Petrobras for Sequoia, which commenced on January 1, 2024, and is located at the Bahia Terminal in Brazil.

As of December 31, 2023, the minimum contracted cash flows under our time charter and terminal use contracts was approximately $4.2 billion with a weighted average remaining term of 7.4 years. The stable nature of our FSRU revenue stream is underscored by the critical nature of the services we provide to our customers, which are often in markets lacking natural gas supply optionality. Additionally, our history of operational excellence and our reputation with host governments have resulted in contract renewals, capacity expansions, and other opportunities to help our customers meet increasing needs for cleaner energy. We regularly engage our customers to negotiate potential extensions of our contracts, and many of our older contracts have already been extended. The table below shows the status of our FSRU contract terms as of February 23, 2024:

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
Summit (SLNG), Bangladesh
Current vessel: Summit LNG / Counterparty: Summit LNG Terminal
Inkoo Terminal, Finland
Current Vessel: Exemplar / Counterparty: Gasgrid
Wilhelmshaven, Germany
Current vessel: Excelsior / Counterparty: Federal Republic of Germany
TRBA, Brazil
Current vessel: Sequoia / Counterparty: Petrobras
2010
2015
2020
2025
2030
2035
2040

LNG and Natural Gas Supply & Optimization

Excelerate also generates revenue by selling natural gas and LNG cargos throughout the world. These contracts have been performed under GSAs, LNG sale and purchase agreements (“SPAs”), or master LNG sale and purchase agreements (“MSPAs”), including existing MSPAs that Excelerate has in place with different industry players. Our commercial team has extensive experience sourcing LNG by utilizing wide-ranging, established relationships across the international natural gas industry. We have in excess of 70 MSPAs that enable us to buy and sell LNG and provide adequate supply to our customers. Our operations team has a strong track record of managing loading, transport, and delivery logistics so that cargo supplies are timely and power plant requirements and downstream commitments are met. Cargos have been sold on a Delivery ex-Ship basis while purchases have been a mixture of free-on-board (“FOB”) and Delivery ex-Ship.

Our sales of natural gas and LNG are typically conducted through terminals or locations at which we provide time charter services. Over the past three years, we have sold natural gas or LNG on a spot basis at the terminals at which we operate in Bangladesh and Finland, as well as via our Northeast Gateway Deepwater Port in the United States. From December 2021 through December 2023, we had a GSA at the Bahia Terminal in Brazil. We continue to look at opportunities to develop additional terminals with integrated natural gas sales as well as agreements to access capacity on existing terminals where we already provide regasification services. We intend to maximize the value of these opportunities by leveraging our network of existing relationships to procure LNG from the international market and by using terminal capacity that has not been assigned to anchor offtakers or adding extra capacity.

During 2023 and early 2024, we signed the following additional significant long-term SPAs:

In February 2023, we executed a 20-year SPA with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 million tonnes per annum (“MTPA”) of LNG on a FOB basis from the Plaquemines LNG facility in

Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of Henry Hub natural gas futures contract plus a contractual spread. The start of this commitment is dependent on the LNG facility becoming operational, which is not expected in the next twelve months. These LNG volumes are expected to support our efforts to balance the predictable margins from our regasification agreements with additional opportunities from gas sales.

In November 2023, we signed a 15-year SPA with Bangladesh Oil, Gas & Mineral Corporation (the “Petrobangla SPA”). Under the agreement, Petrobangla has agreed to purchase LNG from us beginning in 2026. We will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. Using forward pricing curves as of December 31, 2023, our future gas sales revenues are estimated to be approximately $7.1 billion over the life of this agreement. The take-or-pay LNG volumes are expected to be delivered through our two existing FSRUs in Bangladesh, Excellence and Summit LNG, on a Delivery ex-Ship basis.

In January 2024, we signed a 15-year SPA with QatarEnergy. Under the agreement, QatarEnergy will supply LNG to us beginning in 2026. We will purchase 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. These LNG volumes are intended to be used to supply sales under the Petrobangla SPA.

As we grow our business, we are taking a very deliberate and structured approach to sourcing LNG supply. We intend to build a diversified LNG supply portfolio that will allow us to offer a range of flexible and cost effective LNG and natural gas products to both existing and new customers.

Competitive Strengths

We believe we are well positioned to achieve our primary business objectives and execute our business strategies based on the following competitive strengths:

•
Experienced LNG Leader and Proven Ability to Execute. We are an admired player within the LNG industry with significant experience across the value chain. Our experienced team and proven LNG solutions, including one of the largest FSRU fleets employed for regasification, more than 2,700 STS transfers of LNG with over 50 LNG operators and the development or operation of 16 LNG import terminals, make us a market leader and a trusted partner for countries that seek to improve their access to energy. We have nearly two decades of development, construction and operational experience, making us one of the most accomplished, reliable and capable LNG companies in the industry. Our team’s in-depth experience and local presence enable us to support energy hubs by sourcing and aggregating LNG from the global market for delivery downstream, ensuring the long-term stability, reliability, and independence of customers’ energy supply.
•
Positioned to Meet Growing Global Demand for Cleaner Energy. With the demand for cleaner burning fuels growing worldwide, direct access to diverse, reliable energy sources such as LNG has become a critical enabler for economic growth and improving the quality of life across the globe. LNG provides an abundant, competitive and cleaner energy source to meet the world’s growing energy needs. It is also an efficient means to displace coal and oil, which are higher carbon intensity fuels compared to natural gas. As a result, global LNG demand is expected to increase to approximately 760 MTPA by 2050 from approximately 400 MTPA in 2023, according to the S&P IHS Markit. Despite its advantages, LNG access is not readily available in many emerging markets due to the complexity of LNG import projects. We have an established reputation for developing and operating complex LNG solutions and are a trusted operator with a strong track record of bringing reliability, resiliency and flexibility to energy systems.
•
Full-Service, Integrated LNG Business Model Provides Competitive Advantage. As market dynamics and the energy needs of customers have evolved over time, we have embraced the opportunity to expand beyond our FSRU business. Today, we are addressing the need for increased access to LNG with our fully integrated business model that manages the LNG supply chain from procurement until final delivery to end users. We help our customers meet their growing energy demand by providing an array of products, including LNG terminal services and natural gas supply procurement and distribution. By offering our customers flexible, fully integrated and tailored LNG solutions, we are able to increase the financial value of these opportunities while enabling our customers to safely and efficiently access the energy they need.
•
Well-Established FSRU Business Supported by Dependable Revenue Base. We own and operate one of the largest FSRU fleets employed for regasification in the industry. The success of our well-established FSRU business is highlighted by our ability to secure long-term, take-or-pay contracts that generate consistent revenue and cash flow with minimal exposure to commodity price volatility. Our ability to swap FSRUs between projects makes our baseline revenue more predictable and minimizes redeployment risk. Further, we minimize the initial commitments for integrated offerings through the initial use of existing, smaller capacity FSRUs while our customers’ markets evolve. Most of our existing customers have benefited from this scalability, which has resulted in better project returns and higher customer loyalty. This strength has allowed us to capture incremental opportunities such as in Brazil, where we developed gas sales through the lease of the Bahia Terminal from Petrobras and in Bangladesh where we secured the Petrobangla SPA. Our profitable FSRU and LNG marketing and supply businesses also provide us with valuable connectivity to global downstream markets. With our expansive global presence, we are well positioned to deliver integrated natural gas and power solutions, giving our customers access to cleaner and more reliable energy.
•
Understanding of LNG Market Dynamics Allows for Portfolio Optimization. We leverage our expertise and understanding of LNG market dynamics to create significant value through our LNG marketing and supply business. Our worldwide market access and ability to buy LNG from major LNG producers and suppliers gives us the chance to capture additional value via portfolio optimization and provides incremental cash flow. Even more importantly, our access to diverse, uncorrelated markets, including Asia, Europe and Brazil, generates valuable arbitrage opportunities. We are structuring our business to be able to maximize this extra value from LNG supply to LNG SPAs and GSAs and power purchase agreements. Our strategy of integrating LNG supply, natural gas sales and terminal operations, gives us the ability to optimize our FSRU fleet utilization.
•
Proven Management Team. Our management team has experience in all aspects of the LNG value chain and a strong balance of technical, commercial, operational, financial, legal and management skills. Steven Kobos, our President and Chief Executive Officer, has over 25 years of experience working on complex energy and infrastructure development projects and general maritime operations, specifically LNG shipping, FSRUs, chartering of vessels, shipbuilding contracts, operational agreements and related project finance and tax matters, and he has helped establish Excelerate as a growing and profitable international energy company. Oliver Simpson, our Executive Vice President and Chief Commercial Officer, has almost 20 years of experience in natural gas and LNG trading and commercial shipping. Mr. Simpson is responsible for contracting and chartering FSRUs, oversight of current customer contracts and relationships, sourcing and supplying LNG flows, and natural gas marketing. Dana Armstrong, our Executive Vice President and Chief Financial Officer, has over 25 years of experience leading both public and private multinational companies within the energy and biotechnology industries. Ms. Armstrong provides oversight of all global financial reporting, financial planning and analysis, accounting, treasury, tax, financial systems and internal controls. David Liner, our Executive Vice President and Chief Operating Officer, has over 25 years of maritime experience in the oil and gas industry with specific expertise in LNG shipping as well as naval architecture, charting and project management. Alisa Newman Hood, our Executive Vice President and General Counsel, has over 20 years of worldwide legal, government relations and energy policy experience. Amy Thompson, our Executive Vice President and Chief Human Resources Officer, has over 25 years of human resources experience in global oil field services organizations and has held various leadership roles in the United States and the Middle East.

Competitive Landscape

A fundamental aspect of our commercial strategy is to pursue positions aggressively in markets where we can create a foundation for lasting value creation. Although there are several developed countries that make up a significant portion of expected future global LNG demand, they are currently being served by major suppliers and provide limited growth potential for us. We place a high premium on leveraging our integrated LNG model to open new markets and partnering with LNG producers to create sustainable and profitable relationships with our customers. Our competitive landscape includes the following participants:

•
FSRU / LNG carrier owners. As the owner and operator of one of the largest FSRU fleets employed for regasification in the industry, we compete with FSRU and LNG carrier (“LNGC”) players, from large public integrated companies to smaller private ship owners. We distinguish ourselves by providing customers with fully integrated solutions beyond just the FSRU, giving us the ability to expand our service as their energy demands increase. This flexible approach, focused on optimizing services by swapping smaller FSRUs for larger ones, performing technical upgrades and offering seasonal service when required, fosters trust and long-term relationships with our customers. We believe the fundamentals supporting the FSRU business model require operators to focus on reliability, value and service, combined with disciplined expansion and growth.
•
LNG sellers. When compared to other entities that sell LNG, from large LNG producers to portfolio players to trading houses, we believe we are better positioned to open and expand new markets given our expertise in the downstream portion of the LNG value chain. Our focus is on helping LNG producers expand the reach of their LNG supply beyond their traditional markets, resulting in less price pressure and better portfolio diversification. For example, in close collaboration with QatarEnergy (formerly Qatargas), we succeeded in bringing natural gas to Pakistan and Bangladesh, which triggered a dramatic displacement of coal fired plants from the government’s energy plans.
•
LNG-to-power developers. In many of our markets, we compete with other LNG-to-power companies. Our investment strategy is focused on leveraging our FSRU expertise and local operational experience and relationship development to drive the expansion of incremental infrastructure projects downstream of our terminals. Our focus on the LNG-to-power value chain allows us to develop higher quality projects and enhances our ability to compete for new opportunities, as our host governments consider incremental investments to meet their growing energy demand needs.

Business Strategies

Our primary objective is to provide superior returns to our shareholders as a leader in the global LNG sector. Our assets and operations help solve global energy security, sustainability and affordability issues for our customers and the markets that they serve. In 2023 and early 2024, we continued to drive improvements to increase earnings from our core FSRU business by (i) adding over 15 years of new firm regasification agreements and (ii) optimizing long-term results by growing our LNG portfolio through the addition of long-term LNG purchase contracts from both the U.S. gulf coast and Qatar and securing long-term LNG sales into Bangladesh. We also continued to develop our growth project pipeline that we expect will deliver additional shareholder returns over time.

Our FSRU and terminal services business is our strategic core business. Within our core business, our strategy is to continue to:

•
Develop our existing diversified regasification business by maintaining high levels of safety and service to protect and enhance our stable, long-term contract revenue and margins. Our current markets are essential to maintaining our revenues and providing new opportunities for downstream growth. Our persistent market presence positions us to compete for new growth opportunities as our host governments seek new investments to meet their growing energy needs. To continue to develop our existing, diversified regasification business, we plan to use our brand recognition and strategic commercial actions to develop a reputation as more than an FSRU provider. Maintaining a strong presence will require that our teams continue to place a high priority on operational excellence, safety, active management of technical obsolescence, operation and maintenance improvements, cost management and fleet optimization. We operate our fleet with consistently high levels of availability to provide our customers with the confidence that they can rely on us to provide natural gas when they need it. We also plan to continue our initiative to improve returns on our existing vessels by adjusting day rates to market, as we can, and growing our gas sales within our existing customer relationships. We plan to use our current vessels and their associated stable, long-term contract revenues and margins to fund our growth opportunities.
•
Grow our FSRU fleet opportunistically through selective acquisitions to expand market share and by commissioning new vessels when we have clear line of sight to long-term, high-margin TCP contracts. We seek to consolidate and grow our FSRU market share by reviewing vessel acquisition opportunities, both at a fleet and an individual vessel level, provided long-term, high margin TCP contract opportunities and utilization forecasts are sufficiently robust. We expect to bring online a new-build FSRU in 2026 to support our forecasted project-specific demand and plan to launch additional new vessels as necessary to meet the needs of our new natural gas infrastructure projects in development.

In addition, to grow our core business, our strategy is to:

•
Develop or acquire interests in LNG regasification terminals and integrated gas sales infrastructure projects. We plan to develop or acquire interests in LNG regasification terminals and other integrated natural gas infrastructure projects that may also include opportunities for LNG and natural gas sales. In addition, these prospective projects could include LNG-to power facilities. We expect these opportunities to drive additional demand for our core FSRU and terminal services business.
•
Create a sizable, diversified LNG and natural gas portfolio. Our expansion into new markets will offer us the opportunity to establish valuable access to a worldwide network of natural gas markets. Our network of supply and charter contracts with, and reputation among, major LNG producers provide us with ample opportunities to grow our LNG portfolio on competitive terms. This diversified portfolio will give us the opportunity to better manage the typical uncertainties of local demand (weather seasonality, economic cycles, availability of renewables, etc.), while capturing arbitrage opportunities. For example, we have already demonstrated the value of accessing the New England market in a flexible way. With the addition of new market access points in Asia, Europe and South America, we can capture value from our LNG procurement portfolio above the margins generated in individual markets. Finally, we have always taken a very deliberate and structured approach to sourcing LNG supply. As we scale our business and gain access to new downstream natural gas markets, we believe that there are benefits from having a diversified LNG supply portfolio, including long-term supply arrangements. Building a diversified LNG supply portfolio will allow us to offer more flexible and cost-effective products to both existing and new customers in downstream markets.
•
Emphasize strategic focus and capital discipline. Our core business emerged stronger following the volatile natural gas markets from 2020 through 2023, and we are now poised for rapid and prudent deployment of growth capital. Our growth plans will not disrupt our commitment to our disciplined investment philosophy and our systematic approach to project development. The growth opportunities we are currently pursuing offer diversity in both project maturity and project type, featuring a spectrum of final investment decision dates and project structures. We expect to invest in strategy-linked and value chain integrated projects offering high returns and consistent earnings. It is our aim to maintain and continue to expand our portfolio of growth opportunities that we believe will deliver sustainable and differentiated shareholder returns for years to come.

Seasonality

While most of our operations are conducted under take-or-pay arrangements, seasonal weather can affect the need for our services, particularly natural gas and LNG sales. In response, we often manage seasonal demand fluctuation in our existing markets by configuring our global operations to meet energy needs during the winters in both the northern and southern hemispheres. For example, our FSRUs have helped provide the supply security needed to keep Argentina’s economy moving and sustain the quality of life for its citizens during their winter months, including one FSRU that was reassigned after being placed on a suspension agreement with the German government while the vessel was not required in Germany. Changes in temperature and weather may affect both power demand and power generation mix in the locations we serve, including the portion of electricity provided through hydroelectric plants, thus affecting the need for regasified LNG. These changes can increase or decrease demand for our services and accordingly affect our financial results.

Human Capital Resources and Social Responsibility

Our human capital is our most valuable asset. As of December 31, 2023, we had a global headcount of 915 colleagues, consisting of 223 full-time onshore employees and 692 seafarers. The seafarers and Belgium employees are represented by labor unions or covered under collective bargaining agreements.

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

For two decades, we have provided safe, efficient and cost-effective LNG solutions, and we understand that our success has been in large part due to our employees’ commitment to excellence. Our core values of stewardship, accountability, improvement and leadership (“SAIL”) represent not only our beliefs on how we conduct our business but also how we engage our employees. We have established a corporate culture with a focus on creating a collaborative environment that fosters the personal intellectual growth of each of our employees.

Additionally, we are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion (“DEI”). We encourage and welcome the exploration of all ideas, topics and perspectives that serve to enrich our team. As a U.S. based company with global operations, we work with a diverse array of colleagues, vendors, customers, partners and local communities. The collective sum of our employees’ individual differences, life experiences, knowledge, inventiveness, innovation, self-expression and talent have been essential to both our operational and financial success over the years. In 2020, we launched a DEI Council with representatives from every geographic office and functional business area of our company. This council works closely with our human resources department and senior management to ensure DEI initiatives support our recruitment, engagement and retention efforts.

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

Health and Safety

Health and safety are core values of Excelerate, and begin with the protection of our employees. We value people above all else and remain committed to making their safety, security and health our top priority. To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated management system of policies, practices, and controls, including requirements to complete detailed safety and regulatory compliance training on a regularly scheduled basis for all applicable individuals.

Government Regulation

Our vessels, LNG and natural gas infrastructure, and operations are subject to regulation under foreign or U.S. federal, state and local statutes, rules, regulations and laws, as well as international conventions. These regulations require, among other things, consultations with appropriate government agencies and that we obtain, maintain and comply with applicable permits, approvals and other authorizations for the conduct of our business. Governments may also periodically revise their laws or adopt new ones, and the effects of new or revised laws on our operations cannot be predicted. These regulations and laws increase our costs of operations and construction, and failure to comply with them could result in consequences such as substantial penalties or the issuance of administrative orders to cease or restrict operations until we are in compliance. We believe that we are in substantial compliance with the regulations described below. For a discussion of risks related to government regulations, see “Risk Factors—Risks Related to Regulations.”

Vessels

Our vessels, whether in transit functioning as LNGCs or in port performing FSRU services, are subject to the laws of their flag states (i.e., the countries where they are registered) and the local laws of the port. These laws include international conventions promulgated by the International Maritime Organization (“IMO”) to which the flag states are party. These conventions include: (i) the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, which, among other requirements, requires us, as vessel operator, to develop an extensive safety management system that includes the adoption of health, safety, security and environmental policies and operating procedures for safety and environmental protection; (ii) the International Ship and Port Facility Security Code, which is a set of measures designed to enhance the security of ships and port facilities; (iii) the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk; and (iv) the International Convention for the Safety of Life at Sea. See discussion of environmental and greenhouse gas regulations below.

We utilize a vessel classification society, Bureau Veritas, which keeps us informed of the laws of our flag states and enforces them, through periodic inspections, which are a prerequisite to us remaining in good standing with the classification society.

All of our FSRUs are registered in either Belgium or the Marshall Islands.

Regas Terminal and FSRU Operations

With respect to the operation of our vessels, when in port performing FSRU services, and our terminals, which consist of fixed infrastructure located onshore or near shore, we are subject to the regulations of the port state. For projects in which we operate the LNG terminal, we are responsible for obtaining all operating and other permits required by the port state. Otherwise, pursuant to our charter party contracts, our customer (as terminal operator) is responsible for obtaining all permits relating to both the terminal and our FSRU. For certain of our operations where we sell or intend to sell natural gas, we are responsible for obtaining gas marketing licenses, and as we expand our natural gas sales line of business to new markets, we will be responsible for obtaining licenses in those markets.

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

Greenhouse Gas (“GHG”) Regulation

In 2018, the IMO adopted the IMO Greenhouse Gas Strategy (the “2018 IMO GHG Strategy”), which was its initial GHG reduction strategy and a framework for future strategies. Consistent with the 2018 IMO GHG Strategy goal of reducing GHG emissions from international shipping by at least 50% by 2050 as compared to 2008 levels, the Marine Environment Protection Committee (“MEPC”) formally adopted amendments to MARPOL Annex VI at the MEPC’s 76th Session (“MEPC 76”) held in 2021. MEPC 76 established an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an Energy Efficiency Existing Ship Index (“EEXI”), an operational Carbon Intensity Indicator (“CII”) and an enhanced Ship Energy Efficiency Management Plan. The amendments entered into force on November 1, 2022, requiring calculation of the EEXI to measure a ship’s energy efficiency and to initiate the collection of data for the reporting of its annual operational CII and CII rating. Initial CII ratings will be given in 2024. The MEPC’s 80th session (“MEPC 80”) held in July 2023 adopted a revised GHG strategy that aims to further reduce GHG emissions from international shipping. The new targets include, as compared to 2008 levels, at least a 20% reduction in emissions by 2030 (with a stretch goal of 30%) and at least a 70% reduction by 2040 (with a stretch goal of 80%) and the ultimate goal of achieving net-zero emissions by 2050. New MEPC regulations are expected to become effective around mid-2027. The MEPC 80 strategy seeks agreement and finalization on a range of measures by 2025.

On September 15, 2020, the European Parliament voted to include GHG emissions from the maritime sector in the European Union’s carbon market, the European Union Emissions Trading System (“EU ETS”). The Council of the European Union (the “Council”) formally approved European Directive 2003/87/EC and the Monitoring, Reporting and Verification Regulation 2015/757 amending the EU ETS on April 25, 2023. Both legislative acts became effective on June 5, 2023 and amendments became applicable January 1, 2024. The legislation extends the existing ETS to maritime shipping and requires sectors subject to the ETS to reduce emissions by 65% by 2030 compared to 2005 levels. Shipping companies must surrender allowances equal to 40% of their verified emissions allowances in 2024, 70% in 2025 and 100% in 2026. Any vessel trading within the EU or making commercial voyages to or from the EU will need to comply with the EU ETS, as amended. Over the term of our current contracts within Europe, we can pass the costs of compliance with the EU ETS through to our customers per our TCP agreements. However, after those contracts have expired, we may need to incur additional costs to reduce our emissions by implementing decarbonization strategies in order to continue to provide service within Europe.

In July 2023, the Council adopted FuelEU Maritime, a regulation aiming to support the decarbonization of the shipping industry. Upon entering into force January 1, 2025, it will increase the share of renewable and low-carbon fuels in the fuel mix of international maritime transport in the European Union (“EU”). The European Parliament, Council of the European Union and the European Commission have reached an agreement on the FuelEU Maritime regulations which shall become effective in 2025. The agreement ensures the well-to-wake GHG emission intensity on energy used onboard ships trading in the European Union will gradually decrease over time and requires that ships trading in the European Union or the European Economic Area maintain an average annual GHG intensity level based on a well-to-wake perspective below certain thresholds. The FuelEU Maritime regulates the kind of fuel that can be used and encourages the adoption of lower emission fuels. Adoption of these alternate fuels will likely increase fuel costs due to their lower availability and require other investments in newer technology to utilize such fuels.

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

Intellectual Property

We rely on trademarks and domain names to establish and protect our proprietary rights, including registrations for “Excelerate Energy” and the Excelerate logo. In addition, we are the registered holder of a variety of domestic domain names, including “excelerateenergy.com,” and “exceleratetm.com.”

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

Item 1A. Risk Factors.

Investing in our Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) involves a high degree of risk. You should carefully consider the following discussion of significant factors, events and uncertainties, together with the other information contained in this Form 10-K. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow; in which case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment.

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

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed receipt of payment or project cancellation;
•
the competitive market for LNG regasification services;
•
changes in the supply of and demand for and price of LNG and natural gas and LNG regasification capacity;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our assets;
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
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery and sales obligations under GSAs and/or LNG sales agreements or at attractive prices;
•
our ability to maintain relationships with our existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain;
•
risks associated with conducting business in foreign countries, including political, legal, and economic risk;
•
the technical complexity of our FSRUs and LNG import terminals and related operational problems;
•
the risks inherent in operating our FSRUs and other LNG infrastructure assets;
•
customer termination rights in our contracts;
•
adverse effects on our operations due to disruption of third-party facilities;
•
infrastructure constraints and community and political group resistance to existing and new LNG and natural gas infrastructure over concerns about the environment, safety and terrorism;
•
shortages of qualified officers and crew impairing our ability to operate or increasing the cost of crewing our vessels;
•
acts of terrorism, war or political or civil unrest;
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
•
our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the TRA; and
•
the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive.

Risks Related to Our Business and Operations

We are subject to risks related to construction and commissioning of our projects. We invest significant capital when developing a new project and may experience cancellations, time delays, unforeseen expenses and other complications. These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our development costs.

When we develop large scale projects, our required capital expenditure may be significant, and we typically do not generate meaningful revenues from customers until the project has commenced commercial operations, which may take a year or more to achieve. While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have occasionally experienced time delays and cost overruns in certain projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of project development. For example, there can be no assurance that we will not need to make adjustments to our regasification terminals and other facilities as a result of the required testing or commissioning of each project, which could cause delays and be costly. We may also decide to delay, postpone or discontinue a project in order to prioritize a different project than we originally planned. Expenses with respect to such projects may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational. A primary focus of our business is the development of projects in foreign jurisdictions, including jurisdictions where we may not have significant experience, and these risks are often increased in such jurisdictions where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in administrations, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project. If a project is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, and our business, operating results, cash flows and liquidity could be materially and adversely affected.

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

Timely and cost-effective completion of our energy-related infrastructure in compliance with agreed specifications is highly dependent on the performance of our primary EPC contractor and our other contractors under our agreements with them. The ability of our primary EPC contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors outside of our control. Until and unless we have entered into an EPC contract for a particular project in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, or if we have disagreements with our contractors about elements of the construction process, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate, or our projects may be delayed and we may face contractual consequences in our agreements with our customers. Although some agreements may provide for liquidated damages in such circumstances, any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, and we expect such liquidated damages to be subject to caps on liability.

The market for LNG regasification services is competitive, and we may not be able to compete successfully.

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
•
price competitiveness.

We could face increased competition for providing flexible storage and regasification services for LNG import projects from a number of experienced companies, including state-sponsored entities and major energy companies. While there has been limited availability of FSRUs in recent years, new entrants may enter the market, including companies with strong reputations and extensive resources and experience. Current market participants and new entrants may acquire existing FSRUs, contract for newbuildings, or convert LNGCs into FSRUs. This increased competition may cause greater price competition for LNG regasification contracts. As a result of these factors, we may be unable to expand our relationships with existing customers or obtain new customers on a profitable basis.

Cyclical or other changes in the supply and demand for and price of LNG and natural gas and LNG regasification capacity may adversely affect our business and the performance of our customers.

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas, LNG, and crude oil and the prospects for international and domestic natural gas and LNG markets. Natural gas, LNG, and crude oil prices and demand for and price of LNG regasification capacity have at various times been and may become volatile due to one or more of the following factors:

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
inflationary pressures;
•
increased natural gas production deliverable by pipelines in the markets where we operate, which could suppress demand for LNG;
•
decreased crude oil and natural gas exploration activities, including shut-ins and possible proration, which have begun and may continue to decrease the production of natural gas available for liquefaction;
•
cost improvements that allow competitors to offer LNG regasification services at reduced prices;
•
changes in supplies of, and prices for, alternative energy sources, such as coal, crude oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG, could result in increases in prices for natural gas or LNG or result in mark-to-market gains or losses based on the value of our LNG inventory or contractual commitments. During the past two years, we have recorded lower of cost or net realizable value write-downs on our LNG inventory. In addition, cyclical increased pricing of LNG has at times discouraged our customers, especially those in developing economies, from making spot purchases of LNG. Periods of higher LNG prices may also discourage potential customers from agreeing to new LNG projects in favor of other energy sources.

We must make substantial expenditures to maintain and replace, over the long-term, the operating capacity of our fleet, regasification terminals and associated assets, pipelines and downstream infrastructure.

We must make substantial expenditures and investments to maintain and replace, over the long-term, the operating capacity of our fleet, pipelines, regasification terminals and associated assets. Repairs, maintenance and replacement capital expenditures include expenditures associated with drydocking vessels, modifying existing vessels or regasification terminals, acquiring new vessels, regasification terminals or downstream infrastructure or otherwise repairing or replacing current vessels, regasification terminals and associated assets or downstream infrastructure, at the end of their useful lives. These expenditures could vary significantly from quarter to quarter and could increase as a result of changes in:

•
the cost of labor and materials, including due to inflationary pressures;
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

Our business relies on the performance by customers under current and future contracts, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.

Our success will be dependent upon our ability to enter into or renew contracts with our customers for regasification services, LNG and natural gas sales and development agreements, as well as to maintain our relationships or form new relationships with customers. During the years 2023 and 2022, we had two and one customers, respectively, that, at times, accounted for over 10% of our revenues. Our dependence on a small number of customers means that a loss of, or other adverse actions by, any one of these customers would reduce our revenues. Accordingly, our near-term ability to generate cash is dependent on our customers’ continued willingness and ability to continue purchasing our services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities that are necessary to enable us to deliver regasification services or compliance with certain contractual representations and warranties in addition to payment of fees for use of our facilities. On occasion, certain customers have extended their payment timeline. Our customer contracts contain interest provisions, which we utilize when there are payment delays. However, we still may be adversely affected if customers continue to delay payment, including payment of interest. For more information regarding the material terms of the contracts with our customers, see “Business—Time Charter Customers and Contracts,” and for more information regarding the risks related to termination of the contracts with our customers, see “—Our contracts with our customers are subject to termination under certain circumstances,” immediately below.

Our credit procedures and policies may be inadequate to eliminate risks of nonpayment and nonperformance or payment delays. In assessing customer credit risk, we employ various procedures and analysis before entering into contracts with them. This analysis may involve reviewing their credit rating or profile, operating results, liquidity, outstanding debt and certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to assess appropriately customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of LNG and/or regasified LNG, including customers in developing countries, and these customers may have greater credit risk than typical purchasers. We may face difficulties in enforcing our contractual rights against contractual counterparties, including rights to payment, due to the cost and time involved in resolution of disputes by arbitration and litigation, difficulty in enforcing international arbitration awards particularly in situations where all or most of a counterparty’s assets are located in its home jurisdiction and involuntary submission to local courts, notwithstanding contract clauses providing for international arbitration.

We may not be able to balance our purchases of LNG with our delivery obligations and entry into long-term supply agreements for the purchase of LNG will expose us to increased commodity price risk and possible oversupply of LNG.

Under GSAs, SPAs, and LNG supply obligations with current and future customers, we are or will be required to deliver to our customers specified amounts of LNG and/or regasified LNG at specified times and within certain specifications, which requires us to obtain sufficient amounts of LNG. To satisfy these obligations, we have entered into a mix of short and long-term LNG purchase agreements. Beginning in 2023, we have entered into long-term LNG purchase and sales agreements, and if those purchases and subsequent sales of LNG and/or regasified LNG to customers are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income. Conversely, if our customers purchase more regasified LNG than we expect, our long-term supplier fails to deliver contracted LNG volumes or we are not able to supplement our supply with additional short-term purchase agreements, we may not be able to receive physical delivery of sufficient quantities of LNG to satisfy our delivery obligations, which may provide customers with the right to terminate their respective contracts with us and/or to seek damages.

In addition, if we sell regasified LNG into market areas based on market-area indices that are different from the index upon which we purchased LNG, we may be exposed to the differences in the values of the respective indices, including the potential requirement to record mark-to-market adjustments. Changes in the index prices relative to each other, also referred to as basis spread, can significantly affect our margins or even result in losses, and LNG price fluctuations may make it expensive or uneconomic for us to acquire short-term supply to meet our gas delivery obligations under our GSAs or LNG sales agreements. Higher natural gas, LNG, or crude oil prices could enhance the risk of nonpayment by customers who are not able to pass the higher costs to their customers. For example, our purchases of LNG under our long-term purchase agreement will be FOB, but our sales to customers may be as Delivery ex-Ship or as regasified LNG, exposing us to the foregoing shipping and regasification risks. Because the factors affecting the supply and demand of LNG are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. In addition, initiatives to reduce GHG emissions and other future legislation and regulations, such as those relating to the transportation and security of LNG, or increased use of other energy sources such as solar and wind, could affect the long-term demand for LNG or regasified LNG. Our long-term LNG purchase agreements commit us to purchase certain volumes regardless of the demand for LNG or regasified LNG. A reduction in demand could materially adversely affect our financial condition and operating results.

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

Our future growth depends upon our ability to maintain relationships with our existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain, while effectively managing the risks arising from such relationships.

Our success will be dependent upon our ability to enter into or renew SPAs and GSAs now and in the future and supply agreements with suppliers of LNG and critical components for our projects, as well as to maintain our relationships or form new relationships with LNG suppliers or suppliers who are critical and necessary to our business and the development of energy-related infrastructure projects. We also rely on a group of suppliers to provide us with certain goods and services for our projects.

Furthermore, the supply agreements we have or may enter into with key suppliers in the future may have provisions where volumes purchased over time are fixed or such agreements can be terminated in various circumstances, including potentially without cause, or may not provide for access to supplies in accordance with our timeline or budget. If these suppliers become unable to provide, experience delays in providing or impose significant increases in the cost of LNG or critical components for our projects, or if the supply agreements we have in place are terminated, it may be difficult to find replacement supplies of LNG and critical components for our projects on similar terms or at all. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive LNG and critical components from our suppliers.

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
•
increased disclosure requirements;
•
currency fluctuations, restrictions on the ability of local operating companies to hold U.S. dollars or other foreign currencies in offshore bank accounts, and limitations or delays on the repatriation of earnings or conversion of local currency to U.S. dollars to pay required expenses;
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
environmental incidents or pollution;
•
bad weather;
•
mechanical failures;
•
grounding, fire, explosions and collisions;
•
cargo and property losses or damage;
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

If our vessels or other facilities suffer damage, they may need to be repaired, which could result in us incurring repair costs and/or a loss of earnings. The costs of vessel and other infrastructure repairs are unpredictable and can be substantial. We may have to pay repair costs that our insurance policies do not cover, for example, due to insufficient coverage amounts or the refusal by our insurance provider to pay a claim.

Any failure in environmental, health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a significant environmental, health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and negative media coverage and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities.

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

Disruptions to third-party facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

For some of our future contractual commitments and proposed development projects, we will depend upon third party liquefaction facilities, seaborne transportation, pipelines, power plants and other facilities that provide gas receipt and delivery in conjunction with our integrated terminals. If the construction of new or modified natural gas export terminals, pipeline connections, power plants or other facilities is not completed on schedule or any facilities that we intend to rely on to fulfill our contractual obligations were to become unavailable due to repairs, damage to the facility, lack of capacity, delays in government approvals or permitting or any other reason, our ability to meet our obligations could be restricted, thereby reducing our revenues which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our operations may be impacted by, and growth of our business may be limited by, many factors, including infrastructure constraints and community and political group resistance to existing and new LNG, natural gas, or power generation infrastructure over concerns about the environment, safety and terrorism.

The number of existing LNG import terminal projects is limited, and new or expanded LNG terminal and power generation projects are highly complex and capital intensive. Many factors could negatively affect continued development of LNG-related infrastructure, such as floating storage and regasification, or power generation related projects, or disrupt the supply of LNG, including:

•
limited downstream infrastructure;
•
local community resistance to proposed or existing facilities based on safety, environmental or security concerns;
•
a significant explosion, spill or similar incident; and
•
labor or political unrest.

We expect that, in the event any of the factors discussed above negatively affect us, we may abandon some of our plans to expand existing or develop new LNG regasification terminals, power generation facilities or other downstream infrastructure or these plans may be significantly delayed.

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

We rely on accounting, financial, operational, management and other information systems to conduct our operations, including our vessel operations. Our information systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by our employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business. For example, we or our customers or suppliers may be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. In addition, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could also harm our business.

In particular, our vessels rely on information systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications and cargo management. We have in place safety and security measures on our vessels and onshore operations to secure our vessels against cyber-security attacks and any disruption to their information systems. However, these measures and technology may not adequately prevent security breaches despite our continuous efforts to upgrade and address the latest known threats, which are constantly evolving and have become increasingly sophisticated. If these threats are not recognized or detected until they have been launched, we may be unable to anticipate these threats and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. A disruption to the information system of any of our vessels could lead to, among other things, incorrect routing, collision, grounding and propulsion failure. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed.

Security breaches could also significantly damage our reputation with customers and third parties with whom we do business. In July 2023, the SEC finalized new rules requiring companies to disclose material cybersecurity incidents. Any publicized security problems affecting our businesses and/or those of such third parties may discourage customers from doing business with us, which could harm our business.

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

As our vessels age, the expenses associated with maintaining and operating them are expected to increase. Moreover, the cost of a replacement vessel would be significant.

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

Risks Related to Regulations

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities and provision of our services, including the import of LNG and sale of gas, could impede project development and operations and construction.

The design, construction and operation of LNG terminals, natural gas pipelines, power plants and other facilities, and the import of LNG and the sale and transportation of natural gas, are regulated activities. We will be required to obtain permits and licenses according to local regulatory authorities with respect to any new construction, expansion or modification of our facilities, and maintain or renew current permits and licenses on the same terms as our existing facilities. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We cannot control the outcome of the regulatory review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges.

There is no assurance that we will obtain and maintain or renew these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis.

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

Some environmental laws and regulations, such as the U.S. Oil Pollution Act of 1990 (“OPA”), provide for potentially unlimited joint, several and strict liability for owners, operators and demise or bareboat charterers for oil pollution and related damages. OPA applies to discharges of any oil from a ship in U.S. waters, including discharges of fuel and lubricants from an LNGC, even if the ships do not carry oil as cargo. In addition, many states in the United States bordering a navigable waterway have enacted legislation providing for potentially unlimited strict liability without regard to fault for the discharge of pollutants within their waters. We also are subject to other laws outside the United States and international conventions that provide for an owner or operator of LNGCs to bear strict liability for pollution.

We are subject to numerous governmental international trade and economic sanctions laws and regulations. Our failure to comply with such laws and regulations could subject us to liability.

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries in which we do or seek to do business. We must also comply with U.S. international trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in response to Russia’s expanded invasion of Ukraine in February 2022, the United States, the United Kingdom and European Union member states, among other countries, imposed significant sanctions, import and export controls on Russia and Belarus, which target different sectors, including the energy sector, and on certain individuals and entities connected to Russian or Belarusian political, business and financial organizations. The United States and other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. Although we take precautions to comply with all such laws and regulations, the violation of international trade and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse collateral consequences. Moreover, it is possible that we could invest both time and capital into a project involving a country or counterparty that may become subject to international trade controls or economic sanctions. If this were to occur, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties, impairing our ability to access U.S. capital markets and conduct our business.

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

None of our vessels have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our vessels to third parties, we conduct comprehensive due diligence of the charterer and include prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations.

Climate change concerns and GHG regulations and impacts may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions from vessels. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. Although the emissions of greenhouse gases from international shipping currently are not subject to the international treaty on climate change known as the Paris Agreement, a new treaty or IMO regulations may be adopted in the future that includes restrictions on shipping emissions. In 2016, the IMO reaffirmed its strong commitment to continue to work to address GHG emissions from ships engaged in international trade. After adopting the 2018 IMO GHG Strategy, the IMO adopted a revised strategy in July 2023 (the “2023 IMO GHG Strategy”). The 2023 IMO GHG Strategy calls for a goal of net zero emissions from international shipping by 2050, an increase in ambition compared to a goal of a 50% reduction in the 2018 GHG Strategy. The 2023 IMO GHG Strategy includes indicative checkpoints set at reducing GHG emissions from international shipping by at least 20% (with a stretch goal of 30%) by 2030, compared to 2008 levels, and by at least 70% (with a stretch goal of 80%) by 2040. The 2023 IMO GHG Strategy also sets a target of at least 5% (with a stretch goal of 10%) uptake of zero or near-zero GHG emission technologies, fuels and/or energy sources by 2030. Consistent with these goals, the IMO’s MEPC agreed upon draft amendments to MARPOL Annex VI that would establish an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an EEXI, an operational CII and an enhanced Ship Energy Efficiency Management Plan. These amendments were formally adopted at the 2021 MEPC session and entered into force on January 1, 2023. Such legislation or regulations have required and may in the future require additional capital expenditures or operating expenses, such as increased costs for low-sulfur fuel needed to meet IMO 2020 requirements, for us to maintain our vessels’ compliance with international and/or national regulations.

In addition, in September 2021, a group of over 150 companies, including shipping companies, oil companies and port authorities, called on regulators to require the shipping industry to be fully decarbonized by 2050. In December 2023, CEOs of global shipping companies issued a joint declaration at the 28th Conference of the Parties to the United Nations Framework Convention on Climate (“COP28”) calling for maritime decarbonization and urging the IMO to expedite the transition away from fossil fuels.

The European Union has indicated it intends to implement regulations to limit emissions of greenhouse gases from vessels if such emissions are not regulated through the IMO and, in September 2020, the European Parliament approved draft legislation that would put in place measures to address GHG emissions from shipping. Further on July 14, 2021, the European Commission adopted a series of legislative proposals on how it intends to achieve climate neutrality in the European Union by 2050 (Fit for 55 Package). The proposals include incorporating the shipping industry into the EU ETS. An agreement reached in November 2022 will extend the EU ETS to cover shipping and will require ship operators to pay for the GHG emissions during their voyages to, from and between EU ports, with a phase-in period starting as of January 2024. There is also an initiative to increase the demand and deployment of renewable alternative transport fuels, and a proposal to review the Energy Taxation Directive with regard to the current exemption of fuel used by ships from taxation. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and maintaining our vessels and could require us to make significant financial expenditures that we cannot predict with certainty at this time. Further, our business may be adversely affected to the extent that climate change results in sea level changes or more intense weather events.

Laws and regulations inside and outside the United States relating to climate change affecting the LNG and natural gas industry, including the use of natural gas to generate electricity, growing public concern about the environmental impact of climate change, and broader, economy-wide legislative initiatives to reduce or phase out the use of fossil fuels could adversely affect our business. For example, laws, regulations and other initiatives to shift electricity generation away from fossil fuels to renewable sources over time are at various stages of implementation and consideration and may continue to be adopted in the future in the markets in which we operate. Although it is our expectation that these efforts may reduce global demand for natural gas and increase demand for alternative energy sources in the long term, these changes may occur on a more accelerated basis than we currently project. According to COP28, its central aim is to strengthen the global response to the threat of climate change by limiting a global temperature rise this century to 2.7 degrees Fahrenheit above pre-industrial levels and net zero by 2050. The United States and European Union have set themselves 2050 climate neutrality goals, while emerging countries like China and India are aiming for 2060 and 2070, respectively. Any long-term material adverse effects on the LNG and natural gas industry as a result of climate change and energy transition objectives could have a significant, adverse financial and operational impact on our business that we cannot predict with certainty at this time.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, results of operations and prospects.

In the ordinary course of business, we collect, use, store, share, retain and otherwise process certain types of personal and confidential information. These activities may subject us to various privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations that federal, state, local, and foreign legislators and/or regulators are increasingly adopting, specifying, revising, and enforcing. This has created an ever-evolving regulatory landscape that is difficult to maintain compliance with, especially as our practices and business activities continue to advance. Compliance with current or future privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations related to personal and confidential information (which may broadly include business-to-business contacts or employees data) to which we are subject could be costly and could require us to change our business practices in a manner that does not align with our business objectives (e.g., by limiting our ability to provide certain products and services, such as those that involve sharing information with third parties). Additionally, noncompliance by us, or the third parties on which we rely, can also result in significant consequences, including civil and/or criminal penalties, injunctions, fines, as well as exposure to private litigation. We cannot predict the effect compliance or noncompliance may have on our operating environment.

Furthermore, like any large company in our industry, we or the third parties on which we rely may be subject to security incidents, data breaches, or other unauthorized intrusions or access, which can create system disruptions, downtime, or the unauthorized disclosure of personal or confidential information, all of which can be timely and costly to remediate. In addition, certain security incidents or data breaches may require us to comply with notification requirements under applicable laws, result in litigation or regulatory action, or otherwise subject us to liability under those laws, which require additional resources to comply with.

For example, while we do not have more than incidental or occasional contacts with the state of California, the new California Privacy Rights Act (“CPRA”), which modifies the California Consumer Privacy Act of 2018, has broad applicability thresholds. The CPRA became fully operative on January 1, 2023, and imposes additional privacy, data security, and data protection obligations on covered entities, including regarding the collection, use, retention, disclosure, and processing of business-to-business contacts’ and employees’ data. Failure to comply with the CPRA can also result in significant penalties and regulatory enforcement costs. The CPRA provides for civil penalties of up to $2,500 per violation, and $7,500 per intentional violation, following investigation by the state Attorney General and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar comprehensive state privacy laws are now in effect in four additional states and have been passed or proposed in many additional states.

Internationally, many jurisdictions have established their own data security and privacy legal frameworks, including data localization and storage requirements, with which we may need to comply. For example, the EU, the United Kingdom and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in European countries. In particular, the General Data Protection Regulation (“GDPR”) applies to (i) the processing of personal data carried out in the context of the activities of a company established in the European Union; and (ii) the processing of personal data carried out by a company not established in the EU where such processing relates to (a) the offering of goods or services to data subjects who are in the EU, or (b) the monitoring of the behavior of data subjects who are in the European Union. Specifically, the GDPR provides for numerous privacy-related provisions, including control for data subjects (e.g., the “right to be forgotten” and the right to data portability), the implementation of appropriate security measures, requirements related to the transfer of personal data outside the EU in countries not considered as ensuring an adequate level of protection, personal data breach notification requirements, and important administrative fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Considering our physical presence in Belgium and employment of individuals in the EU, complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by supervisory authorities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to potential increases in our compliance costs, increased potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Because the interpretation and application of many privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations are uncertain, it is possible that these laws may be interpreted and enforced in a manner that is inconsistent with our expectations so our practices may not be in compliance. Any inability to adequately address privacy, data security, and data protection-related concerns or comply with related laws, rules, regulations, guidance, industry standards, and contractual obligations could adversely impact our business by requiring us to change our business activities or modify our solutions and platform capabilities in a manner that does not align with our business objectives and result in fines, penalties, injunctions, lawsuits and other claims and penalties, along with potentially causing damage to our reputation, inhibiting our growth, and otherwise adversely affecting our business. Furthermore, the costs and other burdens of compliance may limit the use and adoption of, and reduce the overall demand for, our products and services, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, rules and information security, our business may be harmed.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

Our current operations and future projects are subject to the inherent risks associated with LNG, natural gas and power and maritime operations and other risks, including shipping and transportation of hazardous substances, explosions, pollution, release of toxic substances, fires, seismic events, hurricanes and other adverse weather conditions, acts of aggression or terrorism, cybersecurity breaches and other hazards, each of which could result in significant delays in commencement or interruptions of operations or result in damage to or destruction of our facilities and assets or damage to persons and property. Some of the regions in which we operate are affected by hurricanes or tropical storms. We do not, nor do we intend to, maintain insurance against all of these risks and losses, and the business interruption insurance that we do carry may not be adequate to pay for the full extent of loss from a covered incident. In particular, we do not carry business interruption insurance for hurricanes and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses or delays.

We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future. For example, environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A significant release of natural gas, marine disasters or natural disasters could result in losses that exceed our insurance coverage. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions. In addition, insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies could cause us to incur direct losses or result in premium increases or the imposition of large deductible or coinsurance requirements.

We operate in jurisdictions that have experienced and may in the future experience significant political volatility. Our projects and developments could be negatively impacted by political disruption including risks of delays to our development timelines and delays related to regime change in the jurisdictions in which we intend to operate. While we maintain industry-standard war risk insurance, our insurance policies in totality may not be adequate enough to protect us from all losses related to political disruptions, including losses as a result of project delays or business interruption. Any attempt to recover from loss from political disruption may be time-consuming and expensive, and the outcome may be uncertain.

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

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock and Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) are entitled to one vote per share. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by our amended and restated certificate of incorporation or by applicable law. Kaiser, through his ownership of EE Holdings, indirectly owns 100% of our Class B Common Stock (representing 75.7% of the total combined voting power of our Class A Common Stock and Class B Common Stock).

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

Kaiser, through his indirect beneficial ownership of all of our outstanding Class B Common Stock, controls approximately 75.7% of the total combined voting power of our outstanding Class A Common Stock and Class B Common Stock, which gives him the ability to prevent a potential takeover of our company. If a change in control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

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

If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us, particularly as a result of rising interest rates, or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Until recently, global financial markets had operated in an ultra-low interest rate environment since the 2008 financial crisis, which has resulted in abnormal fund flows and traditional investment grade versus non-investment grade credit spreads. If interest rates and credit spreads continue to rise, it could adversely impact our ability to maintain investment returns and/or affect the investment returns of future project opportunities.

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

As of December 31, 2023, we had outstanding principal on long-term debt to third parties of $376.0 million and principal on long-term debt to related parties of $180.0 million. In addition, as of December 31, 2023, we had finance lease liabilities to third parties of $211.9 million. For more information regarding our long-term debt and lease liabilities, including applicable interest rates, maturity dates and security interests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” If we acquire additional vessels or businesses or enter into new credit facilities, our consolidated debt may significantly increase.

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

Our variable rate indebtedness uses the Secured Overnight Financing Rate (“SOFR”). SOFR may fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the market.

Our financing agreements are secured by certain of our vessels and contain operating and financial restrictions and covenants that may restrict our business, financing activities and ability to pay dividends to our stockholders.

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
enter into swap agreements;
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

Events beyond our control, including changes in the economic and business conditions in the industry in which we operate, interest rate developments, changes in the funding costs of our banks, changes in vessel earnings and asset valuations and outbreaks of epidemic and pandemic diseases. While we are in compliance with all covenants as of December 31, 2023, we cannot provide any assurance that we will continue to meet these ratios or satisfy our financial or other covenants or that our lenders will waive any failure to do so.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) policies and expectations in this area are rapidly evolving. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, costs related to litigation and the business, financial condition or stock price of such a company could be materially and adversely affected. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies.

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

Additionally, certain investors and lenders may exclude companies engaged in the transportation and regasification of LNG and sale of natural gas, such as us, from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to execute our business strategies and service our indebtedness. Similarly, these policies may negatively impact the ability of other businesses in our supply chain, including natural gas producers, as well as users of LNG and natural gas, to access debt and capital markets.

Our statements and policies related to sustainability and other ESG goals, objectives and priorities reflect our current plans and do not constitute a guarantee that they will be achieved or fulfilled. Our efforts to research, establish, accomplish and accurately report on these goals, objectives and priorities expose us to numerous operational, reputational, financial, legal and other risks. In particular, our ability to achieve any stated goal, objective and priority, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters, now and in the future, may not always comply with evolving and disparate standards for identifying, measuring and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. In March 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. The SEC is expected to issue final rules in 2024. As the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, including the SEC’s proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Similarly, in January 2023, the European Union enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of ESG topics for both EU and non-EU companies. Numerous countries have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards. Furthermore, increasing attention to climate change risks has resulted in an increased possibility of governmental investigations and additional private litigation without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect our businesses. For example, governments and private parties are also increasingly filing lawsuits or initiating regulatory action alleging misrepresentation regarding climate change and other environmental, social and governance related matters and practices or a failure or lack of diligence to meet publicly stated sustainability or climate-related goals. While we are currently not a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

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

If EELP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and EELP might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

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

If EELP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and EELP, including as a result of our inability to file a consolidated U.S. federal income tax return with EELP. In addition, we may not be able to realize tax benefits covered under the TRA and would not be able to recover any payments previously made by us under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of EELP’s assets) were subsequently determined to have been unavailable.

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

For example, beginning in 2024, the Inflation Reduction Act of 2022 imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury and other developing global tax legislation. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization of Economic Cooperation and Development (“OECD”). In December 2022, the European Union member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. If similar directives under Pillar Two are adopted by taxing authorities in some or all of the jurisdictions in which we have operations, it could materially increase the amount of taxes we owe, on a retroactive or prospective basis.

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

Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladeshi taka, which could affect the amount of net income that we report in future periods. At times, revenue may be generated in local currency, which could be subject to currency fluctuations and devaluations. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Brazilian real has experienced significant fluctuations relative to the U.S. dollar in the past and the Argentine peso has devalued significantly against the U.S. dollar, from about six Argentine pesos per dollar in December 2013 to approximately 800 Argentine pesos per dollar in December 2023. Depending on the relative impact of other variables and risks affecting our operations, the continued depreciation of the Argentine peso, the instability of the Argentine economy and actions taken by the Argentine government in response, including the possible dollarization of the economy, may have a negative impact on our business in Argentina.

We have used, and may continue to use, financial derivatives to hedge some of this currency exposure. In addition, we use interest rate hedges to manage our exposure to variable interest rates on our outstanding indebtedness. The use of financial derivatives involves certain risks, including the risk that losses on a hedged position could exceed the nominal amount invested in the instrument and the risk that the counterparty to the derivative transaction may be unable or unwilling to satisfy its contractual obligations.

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

As a result of potential differences in the amount of net taxable income allocable to us and to the existing partners of EELP, as well as the use of an assumed tax rate in calculating EELP’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. We may choose to manage these excess distributions through a number of different approaches, including by applying them to general corporate purposes.

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

We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and to make payments under the TRA.

We are a holding company and have no material assets other than our ownership of equity interests in our subsidiaries. See “Business—Overview and History” in this Report for additional information. We have no independent means of generating revenue. Substantially all of our assets are held through subsidiaries of EELP. EELP’s cash flow is dependent on cash distributions from its subsidiaries, and, in turn, substantially all of our cash flow is dependent on cash distributions from EELP. We also incur expenses related to our operations and will have obligations to make payments under the TRA. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.

EELP’s ability to make distributions to us depends on its subsidiaries’ ability to first satisfy their obligations to their creditors. We intend to cause EELP to make distributions to us pursuant to the EELP Limited Partnership Agreement in an amount sufficient to cover our expenses, all applicable taxes payable and dividends, if any, declared by us, and to enable us to make payments under the TRA. Deterioration in the financial conditions, earnings or cash flow of EELP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on EELP’s ability to first satisfy its obligations to its creditors.

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

We entered into a TRA with EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) and the representative of the TRA Beneficiaries. The TRA provides for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA. We will retain the benefit of the remaining 15% of these deemed net cash tax savings.

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate the TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. The actual future payments to the TRA Beneficiaries will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the TRA. However, we may need to incur debt to finance payments under the TRA to the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including the price of our Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging partner’s tax basis in its interests at the time of the relevant exchange; the depreciation and amortization periods that apply to the assets of EELP and its subsidiaries; the timing and amount of any earlier payments that we may have made under the TRA and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of EELP attributable to the exchanged EELP interests and certain other tax benefits (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels), the payments that we will be required to make to the holders of rights under the TRA could be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by EELP are not sufficient to permit us to make payments under the TRA.

In certain circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.

The TRA provides that if (i) we exercise our right to early termination of the TRA in whole (that is, with respect to all benefits due to all of the TRA Beneficiaries) or in part (that is, with respect to some benefits due to the TRA Beneficiaries), (ii) we experience certain changes in control, (iii) the TRA is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the TRA within 180 days after the due date or (v) we materially breach our obligations under the TRA, we will be obligated to make an early termination payment to holders of rights under the TRA equal to the present value of all payments that would be required to be paid by us under the TRA. The amount of such payments will be determined on the basis of certain assumptions in the TRA, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the TRA, (ii) the assumption that any item of loss, deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any interests of EELP (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A Common Stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

Moreover, as a result of an elective early termination, a change in control or our material breach of our obligations under the TRA, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. Thus, our obligations under the TRA could have a substantial negative effect on our financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes in control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the TRA will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the TRA are subsequently disallowed, we would be entitled to reduce future amounts otherwise payable to a holder of rights under the TRA to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the TRA has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce its payments under the TRA until there has been a final and binding determination, by which time sufficient subsequent payments under the TRA may not be available to offset prior payments for disallowed benefits. We will not be reimbursed for any payments previously made under the TRA if the basis increases described above are successfully challenged by the IRS or another taxing authority. Moreover, payments under the TRA are calculated on the basis of certain assumptions, which may deviate from reality, including, for example, (i) that the increase in tax basis of the assets of EELP that results from exchanges of Class B interests for shares of Class A Common Stock will be determined without regard to the existing tax basis of the assets of EELP and (ii) if Excelerate holds interests of EELP through one or more wholly-owned subsidiaries, the assumption that no such subsidiary exists and Excelerate holds all of its EELP interests directly. As a result, in certain circumstances, payments could be made under the TRA that are significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) and we may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.

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

The market price of our Class A Common Stock could vary significantly as a result of a number of factors and trends, some of which are beyond our control. In the event of a drop in the market price of our Class A Common Stock, investors could lose a substantial part or all of their investment in our Class A Common Stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management program which includes processes for identifying, assessing, and managing risks for all of our information technology (“IT”) systems, services, and applications, including cybersecurity threats. Our program aligns with industry standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the IMO guidelines.

These processes include analyzing potential risks from the use of IT components and our use of third-party service providers, engaging third-party service providers to identify potential cybersecurity threats, conducting penetration tests to detect vulnerabilities, conducting employee trainings, monitoring network activities, ensuring patches are applied timely, analyzing and reacting to threat intelligence, and layering controls to prevent unauthorized access to IT assets. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. See “Risk Factors – Information system failures, cyber incidents or breaches in security could adversely affect us” for further information on how cybersecurity threats could harm our business, financial condition, and results of operations.

If a cybersecurity incident were to occur, we would utilize our incident response plan. This plan governs our process of assessing the incident and our internal and external communications strategy. Our response would be led by our Chief Information Officer (“CIO”), in coordination with other senior leaders. Depending on the nature and severity of an incident, we may escalate notification to our board of directors.

The cyber risk management program is overseen by our CIO, who has over 20 years of experience in leading all aspects of IT. This is done in coordination with our Vice President, IT Audit and Security, who has over 25 years of experience in cybersecurity and other IT security roles, including the management of cybersecurity and compliance teams.

Our IT risk management processes are integrated into our Enterprise Risk Management (“ERM”) program, which is designed to identify and evaluate potentially material risks, the potential impact of these risks on the enterprise, as well as steps to control and mitigate those risks. Our ERM program is overseen by our Enterprise Risk Committee (“ERC”). Our ERC is comprised of various members of senior management, including our CIO and internal audit and compliance department leaders. The ERC is responsible for the governance of enterprise risks assessments, identification and management of internal risks, and development of related mitigation strategies.

The Audit Committee of our board of directors (“Audit Committee”) is responsible for the oversight of risks from cybersecurity threats and the process by which the board is informed about such risks. Our CIO reports to the Audit Committee on a periodic basis on data protection and cybersecurity matters. In addition, the Audit Committee receives regular updates on exposures, threats and mitigation plans directly from our IT department.

Item 2. Properties.

Our principal properties are described in Item 1. “Business” under the caption “—Properties.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) is listed on the New York Stock Exchange under the symbol “EE.” As of February 23, 2024, there were two stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 23, 2024, there were 26,263,403 shares of Class A Common Stock outstanding.

There is no market for our Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”). As of February 23, 2024, we had one holder of record of our Class B Common Stock. As of February 23, 2024, there were 82,021,389 shares of Class B Common Stock outstanding.

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A Common Stock, the S&P 500 and the Vanguard Energy Index Fund during the period beginning with our IPO and ending on December 31, 2023. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Note that there have been both a less active trading market and a relatively short trading period for our Class A Common Stock.

$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/12/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Excelerate Energy, Inc. (EE)
S&P 500 (^GSPC)
Vanguard Energy Index Fund (VDE)

	April 12, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Excelerate Energy, Inc.	$100	$83.00	$97.59	$104.57	$92.42	$85.06	$71.39	$64.87
S&P 500	$100	$86.08	$81.54	$87.31	$93.45	$101.20	$97.51	$108.47
Vanguard Energy Index Fund	$100	$91.42	$94.49	$114.11	$108.49	$108.15	$122.24	$114.12

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the Securities and Exchange Commission (“SEC”), and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend and Distribution Policy

During 2023, our board of directors declared four cash dividends with respect to the quarters ended December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, totaling $0.10 per share of Class A Common Stock. In the first quarter of 2024, our board of directors also declared a cash dividend with respect to the quarter ended December 31, 2023 of $0.025 per share of Class A Common Stock.

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

As the managing member of EELP, and subject to funds being legally available, we intend to cause EELP to make distributions to each of its partners, including Excelerate, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow Excelerate to make payments under the TRA, and non-pro rata payments to Excelerate to reimburse it for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Excelerate will receive a portion of its tax distribution (such portion determined based on the tax rate applicable to Excelerate rather than the assumed tax rate on which tax distributions are generally based) before the other partners receive any distribution.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2023.

Repurchase of Equity by Issuer

We did not purchase any of our equity securities during the quarter ended December 31, 2023.

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

Overview

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas, which benefits hundreds of millions of people around the world. From our founding, we have focused on providing flexible liquefied natural gas (“LNG”) solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

Our business spans the globe, with regional offices in 10 countries and operations in Argentina, Bangladesh, Brazil, Finland, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE, one of the largest providers of regasified LNG capacity in Brazil and Pakistan, and we operate the largest floating storage and regasification unit (“FSRU”) in Brazil. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the year ended December 31, 2023, we generated revenues of $1,159.0 million, net income of $126.8 million and Adjusted EBITDA of $346.8 million. For the year ended December 31, 2022, we generated revenues of $2,473.0 million, net income of $80.0 million and Adjusted EBITDA of $296.4 million. For the year ended December 31, 2021 we generated revenues of $888.6 million, net income of $41.2 million and Adjusted EBITDA of $263.5 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2023, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,700 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,600 billion cubic feet of natural gas through 16 LNG regasification terminals. For the years ended December 31, 2023, 2022 and 2021, we generated revenues of $506.8 million, $445.2 million and $468.0 million, respectively, from our FSRU and terminal services businesses, representing approximately 44%, 18% and 53% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the years ended December 31, 2023, 2022 and 2021, we generated revenues of $652.2 million, $2,027.8 million and $420.5 million, respectively, from LNG and natural gas sales, representing approximately 56%, 82% and 47% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in organic and inorganic commercial opportunities. We are evaluating and pursuing early-stage projects with opportunities in Asia Pacific, Latin America, Europe, and the Middle East.

Recent Trends and Outlook

The need for energy security and base load natural gas supply around the world has never been more pressing and the importance of FSRUs has never been greater. The outage on the Finnish Balticconnector pipeline served as an example of this as the flow of natural gas was disrupted between Finland and the rest of Europe via Estonia. This was a clear indication of the importance of FSRUs as a source of energy security. Following the outage, Exemplar was the main source of natural gas into Finland as the country prepared for the winter months.

Natural gas and LNG prices increased during the fourth quarter of 2023 relative to the third quarter. Dutch Title Transfer Facility (TTF) and Japan Korea Marker (JKM) average fourth quarter pricing ($13.58/million British thermal units (“MMBtu”) and $15.75/MMBtu, respectively) increased compared to the third quarter ($10.75/MMBtu and $12.58/MMBtu, respectively), but remain over 50% lower than prices in the fourth quarter of 2022. EU natural gas storage levels began withdrawal season on November 1 at approximately 99.4% full, which exceeded the EU’s mandated target of 90%. A mild start to the winter and sufficient volumes in storage limited price escalation. Geopolitical risk premiums increased in the fourth quarter of 2023 due to the Israel-Hamas war. The spread of the conflict to Israel’s north and attacks by Yemen's Houthis on Red Sea vessels placed an increased risk on LNG shipping, leading vessels to transit the longer and costlier route around the Cape of Good Hope. Although LNG markets remain structurally short, dependent on season-to-season fundamentals, balanced global LNG supplies and normal seasonal demand are limiting price risk escalation. Steady LNG spot prices have benefited LNG consumers, allowing emerging buyers in South Asia to continue their spot cargo purchasing programs. If pricing does not significantly increase above recent levels, we expect to see continued opportunities to sell spot LNG cargos into the regions we serve.

In 2024, supply-side flexibility will continue to depend on end-of-season storage levels in Europe. Ending the season with storage levels below 50% of capacity could suggest tight natural gas supply during the summer of 2024 and price volatility. At the end of 2024, a take-or-pay five-year transit contract between Russia’s Gazprom and Ukraine’s Naftogaz will expire. Russia’s natural gas pipeline exports to Europe declined from an average of about 65.9 billion cubic meters in 2022 to 15.2 billion cubic meters in 2023. We believe it is unlikely that the contract will be renewed and Central and Eastern European consumers will have to rely on LNG imports or natural gas supplied from Western Europe, which faces constraints as the continent’s natural gas pipeline infrastructure was built to flow volumes east-to-west and not west-to-east. In addition, U.S. sanctions on Russia have impacted the Arctic LNG 2 export project. The three-train 19.8 million tonnes per annum (“MTPA”) liquefaction capacity project was scheduled to begin operations in 2024, reaching full capacity by 2026, but Novatek, the developer, declared force majeure because it was unable to obtain LNG supplies. In accordance with sanctions, TotalEnergies declared force majeure on its offtake contract in January 2024, while in December 2023, Japan’s Mitsui and Co. pulled its workers from the project. Removing 19.8 MTPA of LNG supply from global markets suggests incremental structural tightness over the next few years.

Longer term structural tightness could also be compounded by delays in U.S. Gulf of Mexico and Mexican LNG export projects. There are approximately 16 liquefaction projects with about 156 MTPA of LNG capacity pending final investment decision (“FID”) that are facing regulatory delays. On January 26, 2024, the Biden Administration announced a temporary pause on pending decisions of new LNG export authorizations to non-Free Trade Agreement (“non-FTA”) countries until after the 2024 presidential elections, effectively delaying approvals until 2025. The pause comes amidst rising costs and labor shortages for LNG projects, which could impact project financing effectively leading to cancellation of certain LNG projects. If the proposed projects have delayed FIDs, thereby pushing in-service dates to the end of this decade, or do not move ahead at all, the structural supply constraints could be prolonged. Excelerate signed an agreement to purchase up to 0.7 MTPA of LNG from Venture Global’s Plaquemines Phase 2 LNG facility, which has taken FID, is under construction and has non-FTA permits in place and therefore is not expected to be affected by the temporary pause. Together with Excelerate’s additional LNG purchase commitments from QatarEnergy, we expect that our portfolio will give us the opportunity to assist both new and existing customers in better managing the typical uncertainties of local demand, while capturing potential arbitrage opportunities ourselves.

Recent Business Updates and 2023 in Review:

•
In January 2024, Excelerate signed a 15-year LNG sale and purchase agreement (“SPA”) with QatarEnergy. Under the agreement, Excelerate has agreed to purchase LNG from QatarEnergy on a delivered ex-ship basis, beginning in January 2026. Excelerate will purchase 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The LNG deliveries are expected to provide reliable LNG supply for Excelerate’s previously announced SPA with Petrobangla in Bangladesh.
•
In November 2023, Excelerate signed a 15-year SPA with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from Excelerate beginning in 2026. Excelerate will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs, Excellence and Summit LNG, in Bangladesh.
•
In October 2023, Excelerate executed a 10-year time charter party (“TCP”) agreement with Petróleo Brasileiro S.A. (“Petrobras”) for Sequoia. The contract commenced on January 1, 2024 and the vessel will be primarily located at the LNG terminal in Salvador, Bahia, Brazil (the “Bahia Terminal”). This long-term, fixed fee agreement replaces the previous gas sales agreement between Excelerate and Petrobras.
•
In September 2023, Excelsior resumed its original charter with the Government of the Federal Republic of Germany (the “German government”). In February 2023, Excelsior commenced its charter hire pursuant to a binding five-year charter contract signed with the German government to provide regasification services at Germany’s planned LNG import terminal that is being developed by Tree Energy Solutions, E.ON SE and ENGIE SA. From April 2023 through August 2023, Excelsior was on temporary suspension from the Germany charter while it was deployed to the Bahia Blanca GasPort terminal in Argentina from May 2023 through August 2023.
•
In the second and third quarters of 2023, Excelerate delivered four spot LNG cargos into Bangladesh, equating to approximately 250,000 tons of LNG.
•
In April 2023, we completed the purchase of Sequoia for a purchase price of $265.0 million from Anemoesa Marine Inc. (“Anemoesa”). Proceeds from our Term Loan Facility (as defined herein) and cash on hand were used to purchase Sequoia. Prior to the purchase, we had leased Sequoia on a five-year bareboat charter from Anemoesa, which began in June 2020.

•
In March 2023, we closed on an amended and restated $600.0 million senior secured credit facility, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan. The term loan was drawn with proceeds used to purchase the Sequoia FSRU in April 2023. The new facilities refinanced our existing EE Revolver (as defined herein). In December 2023, we repaid $55.2 million of the principal outstanding on the term loan.
•
In February 2023, we extended our TCP agreement with Dubai Supply Authority for Explorer. Under the terms of the new agreement, the time charter period has been extended by an additional five years, which will now reach completion in the first quarter of 2031.
•
In February 2023, we executed a 20-year SPA with Venture Global LNG under which we will purchase 0.7 MTPA of LNG on an free-on-board basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. The start of this commitment is dependent on the LNG facility becoming operational.

Components of Our Results of Operations

Revenue

We generate revenue through the provision of regasification services using our fleet of FSRUs and LNG terminal assets, as well as physical sales of LNG and natural gas, that are made primarily in connection with our regasification and terminal projects. We provide regasification services through time charters and operation service contracts primarily related to our long-term charter and terminal use contracts. Most of our time charter revenues are from long-term contracts that function similarly to take-or-pay arrangements in that we are paid if our assets and teams are available and ready to provide services to our customers regardless of whether our customers utilize the services. The portion of our revenue attributable to our charters for the use of our vessels is accounted for as lease revenue, and the revenues attributable to the services provided under those charters are accounted for as non-lease revenue. We generally charge fixed fees for the use of and services provided with our vessels and terminal capacity plus additional amounts for certain variable costs.

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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment and other assets include costs incurred for our fleet of FSRUs and terminal assets, including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in place bottom survey every two and a half years.

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

Depreciation and amortization expenses

Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment assets, less an estimated salvage value. Certain recurring repairs and maintenance expenditures required by regulators are amortized over the required maintenance period.

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

Earnings from equity-method investment

Earnings from equity-method investment relate to our 45% ownership interest in the joint venture with Nakilat Excelerate LLC (“Nakilat JV”), which we acquired in 2018.

Provision for income taxes

Excelerate is a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, Excelerate Energy Limited Partnership (“EELP”), is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. Accordingly, our provision for income taxes includes U.S. taxes incurred at the Excelerate corporate level beginning in April 2022. In addition, EELP has international operations that are subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. These taxes are also included in our provision for income taxes.

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

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include provision for U.S. federal income tax for EELP. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in our prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the “Reorganization”), was accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we entered into the Tax Receivable Agreement (the “TRA”) with Excelerate Energy Holdings, LLC (“EE Holdings”) and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 17, 2023.

Also included in the Reorganization is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”). The acquisition of Excelsior, LLC was accounted for as an acquisition of property and equipment at the completion of the Reorganization. The Foundation Vessels had historically been accounted for as finance leases in our historical financial statements. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. Excellence continues to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment.

Public Company Costs

We have incurred incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing. We also continue to incur significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.

Depreciation Expense

During the fourth quarter of 2023, we performed a review of the estimated useful lives of our FSRU vessels. As a relatively new asset class, being first built in 2005, we initially estimated a useful life of 30 years with no salvage value. As the vessels approach almost 20 years of life, there has been improved visibility into the expected term of FSRU productive capabilities, demand, and salvage potential. As a result, we changed the useful lives of our FSRU vessel assets to 40 years and added an estimated salvage value.

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

Capital Expenditures

We incur capital expenditures as part of our regular business operations. Capital expenditures are costs incurred to expand our business operations, increase the efficiency of business operations, extend the life of an existing asset, improve an asset’s capabilities, increase the future service of an asset, repair existing assets in order to maintain their service capability, and provide the upkeep required for regulatory compliance. Costs related to prospective projects are capitalized once it is determined to be probable that the related assets will be constructed.

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years ended December 31,
	2023	2022	2021
	(In thousands)
FSRU and terminal services revenues	$506,810	$445,157	$468,030
Gas sales revenues	652,153	2,027,816	420,525
Cost of revenue and vessel operating expenses	(228,165)	(209,195)	(192,723)
Direct cost of gas sales	(518,394)	(1,906,781)	(390,518)
Depreciation and amortization expense	(114,323)	(97,313)	(104,908)
Gross Margin	$298,081	$259,684	$200,406
Depreciation and amortization expense	114,323	97,313	104,908
Adjusted Gross Margin	$412,404	$356,997	$305,314

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$126,844	$79,996	$41,189
Interest expense	66,995	59,539	80,814
Provision for income taxes	33,247	28,326	21,168
Depreciation and amortization expense	114,323	97,313	104,908
Accretion expense	1,774	1,494	1,430
Restructuring, transition and transaction expenses	—	6,900	13,974
Long-term incentive compensation expense	3,639	956	—
Early extinguishment of lease liability on vessel acquisition	—	21,834	—
Adjusted EBITDA	$346,822	$296,358	$263,483

Consolidated Results of Operations

Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Revenues
FSRU and terminal services	$506,810	$445,157	$468,030	$61,653	$(22,873)
Gas sales	652,153	2,027,816	420,525	(1,375,663)	1,607,291
Total revenues	1,158,963	2,472,973	888,555	(1,314,010)	1,584,418
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	228,165	209,195	192,723	18,970	16,472
Direct cost of gas sales	518,394	1,906,781	390,518	(1,388,387)	1,516,263
Depreciation and amortization	114,323	97,313	104,908	17,010	(7,595)
Selling, general and administrative	87,476	66,099	47,088	21,377	19,011
Restructuring, transition and transaction	—	6,900	13,974	(6,900)	(7,074)
Total operating expenses	948,358	2,286,288	749,211	(1,337,930)	1,537,077
Operating income	210,605	186,685	139,344	23,920	47,341
Other income (expense)
Interest expense	(52,468)	(33,927)	(31,892)	(18,541)	(2,035)
Interest expense – related party	(14,527)	(25,612)	(48,922)	11,085	23,310
Earnings from equity method investments	883	2,698	3,263	(1,815)	(565)
Early extinguishment of lease liability on vessel acquisition	—	(21,834)	—	21,834	(21,834)
Other income, net	15,598	312	564	15,286	(252)
Income before income taxes	160,091	108,322	62,357	51,769	45,965
Provision for income taxes	(33,247)	(28,326)	(21,168)	(4,921)	(7,158)
Net income	126,844	79,996	41,189	46,848	38,807
Less net income attributable to non-controlling interests	96,432	55,119	3,035	41,313	52,084
Less net loss attributable to non-controlling interests – ENE Onshore	—	(1,396)	(2,964)	1,396	1,568
Less pre-IPO net income attributable to EELP	—	12,950	41,118	(12,950)	(28,168)
Net income attributable to shareholders	$30,412	$13,323	$—	$17,089	$13,323
Additional financial data:
Gross Margin	$298,081	$259,684	$200,406	$38,397	$59,278
Adjusted Gross Margin	412,404	356,997	305,314	55,407	51,683
Adjusted EBITDA	346,822	296,358	263,483	50,464	32,875
Capital expenditures	312,735	119,267	36,091	193,468	83,176

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net income

Net income was $126.8 million for the year ended December 31, 2023, an increase of $46.8 million, as compared to $80.0 million for the year ended December 31, 2022. Net income was higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), the early extinguishment of the Excellence finance lease liability as part of the vessel acquisition ($21.8 million), higher interest income received on cash balances invested in money market funds ($17.3 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), less interest expense – related party incurred in the year ended December 31, 2023 due to the acquisition of the Foundation Vessels ($7.9 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($6.9 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by an increase in SG&A expenses ($21.4 million), as discussed below, the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in interest expense ($18.5 million), primarily due to the new Term Loan Facility, extended commissioning time for our power barge assets in Albania ($8.7 million), an increase in depreciation and amortization ($8.3 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarters of 2023 and 2022, respectively, an increase in operating personnel costs ($6.7 million), increases in repairs and maintenance ($5.0 million), and an increase in the provision for income taxes ($4.9 million), as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $298.1 million for the year ended December 31, 2023, an increase of $38.4 million, as compared to $259.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, Adjusted Gross Margin was $412.4 million, an increase of $55.4 million, as compared to $357.0 million for the year ended December 31, 2022. Gross Margin and Adjusted Gross Margin were higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in operating personnel costs ($6.7 million) and increases in repairs and maintenance ($5.0 million). The increase in Gross Margin was also offset by extended commissioning time for our power barge assets in Albania ($8.7 million) and an increase in depreciation and amortization expense ($8.3 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarters of 2023 and 2022, respectively.

Adjusted EBITDA

Adjusted EBITDA was $346.8 million for the year ended December 31, 2023, an increase of $50.4 million, as compared to $296.4 million for the year ended December 31, 2022. Adjusted EBITDA was higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), higher interest income received on cash balances invested in money market funds ($17.3 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by an increase in SG&A expenses ($21.4 million), as discussed below, the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in operating personnel costs ($6.7 million) and increases in repairs and maintenance ($5.0 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $506.8 million for the year ended December 31, 2023, an increase of $61.6 million as compared to $445.2 million for the year ended December 31, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022, seasonal service by Excelsior in Argentina before redelivery to Germany at the end of the third quarter of 2023, and higher daily rates in Brazil, Argentina and the UAE, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

Gas sales revenues

Gas sales revenues were $652.2 million for the year ended December 31, 2023, a decrease of $1,375.6 million, as compared to $2,027.8 million for the year ended December 31, 2022. The decrease was primarily due to a reduction of natural gas sales volumes and prices related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the year ended December 31, 2022, partially offset by an increase in LNG sales in Bangladesh during the year ended December 31, 2023.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $228.2 million for the year ended December 31, 2023, an increase of $19.0 million, as compared to $209.2 million for the year ended December 31, 2022. The increase in cost of revenue and vessel operating expenses was primarily due to drydock costs on Excellence, higher repairs and maintenance on our other vessels, personnel costs and positioning costs associated with seasonal service in Argentina, partially offset by lower operating lease expense due to the acquisition of Sequoia, and improved utilization resulting in lower idle vessel costs in 2023.

Direct cost of gas sales

Direct cost of gas sales was $518.4 million for the year ended December 31, 2023, a decrease of $1,388.4 million, as compared to $1,906.8 million for the year ended December 31, 2022. The decrease was primarily due to a reduction of natural gas sales volumes related to our terminal operations in Brazil and of LNG sales at our terminal in New England during the year ended December 31, 2022, partially offset by LNG sales in Bangladesh during the year ended December 31, 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were $114.3 million for the year ended December 31, 2023, an increase of $17.0 million, as compared to $97.3 million for the year ended December 31, 2022. Depreciation and amortization increased primarily due to the acquisition of Sequoia in the second quarter of 2023, extended commissioning time for our power barge assets in Albania, and accelerated depreciation recognized for assets removed from service on one of our vessels in the second quarter of 2023, partially offset by a decrease due to the update to our useful life assumptions.

Selling, general and administrative expenses

Selling, general and administrative expenses were $87.5 million for the year ended December 31, 2023, an increase of $21.4 million, as compared to $66.1 million for the year ended December 31, 2022. The increase was primarily due to incremental costs incurred in conjunction with our transition to a publicly traded company, expenses related to new contracts in Europe, and additional business development activities.

Restructuring, transition and transaction expenses

We had no restructuring, transition and transaction expenses for the year ended December 31, 2023. Restructuring, transition and transaction expenses relating to the completion of our IPO in April 2022 were $6.9 million for the year ended December 31, 2022.

Interest expense

Interest expense was $52.5 million for the year ended December 31, 2023, an increase of $18.6 million, as compared to $33.9 million for the year ended December 31, 2022. Interest expense increased primarily due to the new Term Loan Facility (as defined herein), accelerated amortization of deferred issuance costs related to the Amended Credit Agreement, and increases in London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”) rates, partially offset by lower balances remaining on our finance leases and long-term debt.

Interest expense – related party

Interest expense – related party was $14.5 million for the year ended December 31, 2023, a decrease of $11.1 million, as compared to $25.6 million for the year ended December 31, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels in the second quarter of 2022.

Early extinguishment of lease liability on vessel acquisition

In the year ended December 31, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire Excellence and the historical finance lease liability.

Other income, net

Other income, net was $15.6 million for the year ended December 31, 2023, an increase of $15.3 million as compared to $0.3 million for the year ended December 31, 2022. The increase was primarily due to higher interest income received on cash balances invested in money market funds and lower foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The provision for income taxes for the years ended December 31, 2023 and 2022 was $33.2 million and $28.3 million, respectively. The increase was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the years ended December 31, 2023 and 2022 was 20.8% and 26.1%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our 2022 effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of Excellence without a corresponding tax benefit, which increased our effective tax rate by 4.2% for the year ended December 31, 2022.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $96.4 million for the year ended December 31, 2023, an increase of $41.3 million, as compared to $55.1 million for the year ended December 31, 2022. The increase in net income attributable to non-controlling interest was primarily due to higher net income and the addition of non-controlling interest related to owners of our Class B Common Stock after our IPO.

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $1.4 million for the year ended December 31, 2022. In October 2022, ENE Onshore merged with and into ENE Lateral.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net income

Net income was $80.0 million for the year ended December 31, 2022, an increase of $38.8 million, as compared to $41.2 million for the year ended December 31, 2021. Net income was higher primarily due to direct margin earned on gas sales in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), which exceeded direct margin earned on gas sales that occurred in Bangladesh, China and Brazil during the year ended December 31, 2021 ($30.0 million), less interest expense – related party incurred in the year ended December 31, 2022 due to the acquisition of the Foundation Vessels ($21.1 million), less depreciation expense ($7.6 million), as discussed below, lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($7.1 million), and higher interest income received on cash balances invested in money market funds ($4.4 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the year ended December 31, 2022 ($27.8 million), the early extinguishment of the Excellence finance lease liability as part of the vessel acquisition ($21.8 million), an increase in SG&A expenses ($19.0 million), as discussed below, increases in cost of revenue and vessel operating expenses ($16.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, foreign currency exchange losses ($7.2 million), and an increase in provision for income taxes ($7.2 million), as discussed below.

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

Adjusted EBITDA

Adjusted EBITDA was $296.4 million for the year ended December 31, 2022, an increase of $32.9 million, as compared to $263.5 million for the year ended December 31, 2021. Adjusted EBITDA was higher primarily due to direct margin earned on gas sales in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), which exceeded direct margin earned on gas sales that occurred in Bangladesh, China and Brazil during the year ended December 31, 2021 ($30.0 million), and higher interest income received on cash balances invested in money market funds ($4.4 million), partially offset by fewer opportunities to sub-charter our available vessels to third parties during the year ended December 31, 2022 ($27.8 million), an increase in SG&A expenses ($19.0 million), as discussed below, increases in cost of revenue and vessel operating expenses ($16.5 million), primarily due to the commencement of the Bahia Terminal lease in the fourth quarter of 2021, and foreign currency exchange losses ($7.2 million).

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

Depreciation and amortization expenses

Depreciation and amortization expenses were $97.3 million for the year ended December 31, 2022, a decrease of $7.6 million, as compared to $104.9 million for the year ended December 31, 2021. Depreciation and amortization decreased primarily due to the release of our one conventional LNGCs that was on a finance lease from short term charter operations in December 2021, partially offset by the acquisition of the Excelsior vessel.

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

Early extinguishment of lease liability on vessel acquisition

In the year ended December 31, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire Excellence and the historical finance lease liability.

Other income, net

Other income, net was $0.3 million for the year ended December 31, 2022, a decrease of $0.3 million, as compared to $0.6 million for the year ended December 31, 2021. The decrease was primarily due to foreign currency exchange losses related to our operations in Brazil and Argentina, partially offset by higher interest income received on cash balances invested in money market funds.

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

The effective tax rate for the years ended December 31, 2022 and 2021 was 26.1% and 33.9%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions. Our effective tax rate was also impacted by the reduction of income before tax due to the loss on early extinguishment of the lease liability on acquisition of Excellence without a corresponding tax benefit, which increased our effective tax rate by 4.2% for the year ended December 31, 2022. Additionally, our effective tax rate was impacted by 3.3% for the year ended December 31, 2022 due to additional tax recorded since being subject to U.S. income taxes at the corporate level beginning in April 2022.

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

Net loss attributable to non-controlling interest – ENE Onshore

Net loss attributable to non-controlling interest – ENE Onshore was $1.4 million for the year ended December 31, 2022, a decrease of $1.6 million, as compared to $3.0 million for the year ended December 31, 2021. Net loss attributable to non-controlling interest – ENE Onshore decreased primarily due to additional capacity sales revenue.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy. For more information regarding our planned dividend payments, see Note 13 – Equity. As of December 31, 2023, we had $555.9 million in unrestricted cash and cash equivalents.

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

At times, we import and sell natural gas and LNG into the countries in which we operate. Some of the inventory purchases that we make to fulfill these sales could potentially exceed cash on hand. We plan to fund any cash shortfalls with borrowings under the EE

Revolver (as defined herein). Management believes the EE Revolver will provide sufficient liquidity to execute our contractual purchase obligations. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Cash Flow Statement Highlights

Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
Net cash provided by (used in):	(In thousands)
Operating activities	$231,885	$225,090	$141,613
Investing activities	(308,634)	(119,267)	(36,091)
Financing activities	111,357	341,184	(124,097)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(121)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$34,487	$447,007	$(18,575)

Operating Activities

Cash flows provided by operating activities increased by $6.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to:

•
a $238.2 million increase in inventory cash flows primarily due to Brazil inventory sales during the year ended December 31, 2023;
•
a $204.2 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to fewer LNG cargo purchases in the year ended December 31, 2023 related to Brazil natural gas sales activity;
•
a $46.8 million increase in net income;
•
a $17.0 million increase in depreciation and amortization expense, as discussed above; and
•
a $15.5 million decrease in cash flows used in settling operating lease assets and liabilities, primarily due to the acquisition of Sequoia which was accounted for as an operating lease in 2022;
•
partially offset by a $252.8 million decrease in cash received related to deferred revenues, primarily related to prepayments of Brazil natural gas sales;
•
a $218.9 million decrease in cash flows from collecting accounts receivable, primarily due to natural gas sales in Brazil, partially offset by collections of receivables in the year ended December 31, 2023 related to Finland natural gas sales;
•
a $21.8 million early extinguishment of lease liability on vessel acquisition in 2022; and
•
a $17.0 million decrease in the amortization of operating lease right-of-use assets, primarily due to the acquisition of Sequoia which was accounted for as an operating lease in 2022.

Cash flows provided by operating activities increased by $83.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to:

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

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $189.4 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to the purchase of Sequoia and vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland.

Cash flows used in investing activities were comprised of capital expenditures made for the purchases of property and equipment, which increased by $83.2 million for the year ended December 31, 2022, as compared to the same period in 2021. The increase in cash used for purchases of property and equipment was primarily due to the purchase of the Foundation Vessels, our first installment payment on the Newbuild Agreement (as defined herein), and our power barge project in Albania.

Financing Activities

Cash flows provided by financing activities decreased by $229.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to proceeds of $412.1 million from the IPO sale of Class A Common Stock in 2022, a $13.4 million increase in distributions to shareholders and joint venture partners and $6.6 million of repayments on a note receivable from Kaiser during the year ended December 31, 2022, partially offset by $174.8 million increase in net borrowings on our long-term debt and Term Loan Facility (as defined herein) and $25.0 million in cash payments in 2022 made as part of the early extinguishment of a lease liability related to the IPO transaction.

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

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50 million of our Class A Common Stock (the “Program”). The board of directors approved the Program because it believed that it (i) would be a prudent use of the Company’s available cash, (ii) would enhance the long-term value of the Class A Common Stock, (iii) would demonstrate management’s and the board of directors’ confidence in the business and (iv) is advisable and in the best interests of the Company. The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions. The Program may be modified, suspended, or discontinued at any time without prior notice.

Debt Facilities

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (“EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enabled us to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note (as defined herein) in full. The KFMC Note was terminated in connection with such repayment.

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank,

N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver as amended by the Amended Credit Agreement, the “EE Facilities”). The EE Facilities mature in March 2027. The Amended Credit Agreement requires EELP to maintain (i) a maximum consolidated total leverage of 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250.0 million, the maximum permitted consolidated total leverage increases to 4.25x, (ii) collateral vessel maintenance coverage to be not less than the greater of (a) $750.0 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement and (iii) a minimum consolidated interest coverage ratio of 2.50x. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $269.5 million of the EE Revolver may be used for letters of credit.

In April 2023, Excelerate purchased Sequoia for $265.0 million using $250.0 million borrowed through our Term Loan Facility together with cash on hand. Concurrently with the purchase, the Company entered into interest rate swaps for the same notional amount as the Term Loan Facility. The purpose of the swaps is to hedge our exposure to fluctuations in SOFR related to borrowings on the Term Loan Facility. The interest rate swaps have maturity, payment and reset dates that align with those of the Term Loan Facility.

On September 8, 2023, EELP entered into an amendment to the Amended Credit Agreement (the “First Amendment”). The First Amendment provides for, among other things (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

In December 2023, we paid off $55.2 million of the principal outstanding on our Term Loan Facility. We also terminated the same notional value of the interest rate swaps we had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

Borrowings under the EE Facilities bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement and can range from 2.75% to 3.50%. The unused portion of the EE Revolver commitment is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP's consolidated total leverage ratio.

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities. As of December 31, 2023, the Company had issued $49.4 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $300.6 million of undrawn capacity was available for additional borrowings as of December 31, 2023.

Experience Vessel Financing

In December 2016, we entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience. Due to our requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the vessel and will continue to recognize the vessel on our consolidated balance sheets, with the proceeds received recorded as a financial obligation. Through December 2021, we made quarterly principal payments of $5.0 million and paid interest at the three-month LIBOR plus 4.2%. The original loan matured in 2026 when the remaining balance of $49.5 million was payable. In December 2021, the agreement was amended to extend the term to December 2033, reduce the interest margin to 3.25% and reduce the quarterly principal payments to $3.1 million. After the final quarterly payment in December 2033, there will be no remaining balance due. We incurred debt issuance costs of $1.2 million related to the amendment, which will be amortized over the life of the loan. Debt issuance costs of $6.0 million related to the original loan are presented as a direct deduction from the debt and have been amortized over the life of the original loan. The agreement contains certain security rights related to Experience in the event of default.

In the second quarter of 2023, we executed an amendment to convert the reference rate in the Experience Vessel Financing from the LIBOR to the SOFR yield curve with interest payments at the three-month SOFR plus 3.4% through the loan’s maturity in December 2033.

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

2017 Bank Loans

On June 23, 2017, we entered into two loan agreements with external banks (the “2017 Bank Loans”) to finance the Moheshkhali LNG (“MLNG”) terminal in Bangladesh. The first arrangement allowed us to borrow up to $32.8 million. The loan accrues interest at the six-month SOFR plus 2.85%. Payments are due semi-annually with an original scheduled maturity date of April 15, 2030. We partially prepaid the loan during 2019. As a result of this prepayment, the loan matures on October 15, 2029. In the fourth quarter of 2023, we executed an amendment to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the six-month LIBOR plus 2.42%. The debt issuance costs of $1.3 million are presented as a direct reduction from the debt liability and are amortized over the life of the loan.

The second arrangement allowed us to draw funds up to $92.8 million. The loan accrues interest at the three-month SOFR plus 4.76%. Payments are due quarterly with an original scheduled maturity date of April 15, 2030. We partially prepaid the loan during 2019. As a result of this prepayment, the loan matures on October 15, 2029. In the fourth quarter of 2023, we executed an amendment to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 4.50%. Debt issuance costs of $4.8 million are presented as a direct deduction from the debt liability and are amortized over the life of the loan. The agreement contains certain security rights related to MLNG terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2021, 2022 and 2023, waivers were obtained for immaterial non-financial covenants and are still in effect.

Exquisite Vessel Financing

In June 2018, we entered into a sale leaseback agreement with the Nakilat JV to provide $220.0 million of financing via a fifteen-year lease agreement for Exquisite at 7.73%. The lease agreement has a symmetrical put and call option at the end of the original term or, optionally, two five-year extensions with symmetrical put and call options after each extension. The agreement did not meet the terms for recognition of a sale leaseback transaction and instead was treated as financing due to the terms of the transaction. The agreement contains certain security rights related to Exquisite in the event of default.

KFMC Note

On November 9, 2018, EELP entered into a promissory note with KFMC, an affiliate of Kaiser as lender, which allowed EELP to draw funds up to $100.0 million (as amended, restated, supplemented or otherwise modified, the “KFMC Note”). The KFMC Note was amended on November 17, 2020 to (i) extend the final payment date from December 31, 2020 to December 31, 2022, (ii) increase the per annum interest rate from LIBOR plus 1.5% to LIBOR plus 1.55% and (iii) make certain revisions to prepayment conditions. The KFMC Note was further amended and restated in its entirety on September 29, 2021 to (i) make certain changes to the final payment date, including removing KFMC’s ability to demand payment, and extending the final payment date to December 31, 2023 and (ii) allow EELP to draw funds at EELP’s discretion without prior approval by KFMC. The KFMC Note was further amended on October 1, 2021 to increase the maximum aggregate principal amount from $100.0 million to $250.0 million. In April 2022, the Company borrowed under the EE Revolver and used the proceeds to repay the KFMC Note in full. The KFMC Note was terminated in connection with such repayment, as discussed in Note 10 – Long-term debt, net.

KFMC-ENE Onshore Note

In September 2021, in connection with certain entities under common control of Kaiser being contributed to EELP, ENE Lateral assigned to KFMC all of its right, title and interest to receive payment under a note with ENE Onshore (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral under a promissory note it entered into with KFMC in December 2015 (as amended, restated, supplemented or otherwise modified, the “ENE Lateral Facility”). As a result of such assignment, ENE Onshore was obligated to pay to KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, ENE Onshore received an equity contribution sufficient to allow it to remit payment to KFMC of the then-outstanding KFMC-ENE Onshore Note balance, and KFMC and ENE Onshore subsequently entered into an amended and restated note allowing a maximum commitment of $25.0 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

As of December 31, 2023, the Company was in compliance with the covenants under its debt facilities.

Foundation Vessels Purchase

In exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly-owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. Excellence will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2022, we had future minimum lease payments of $88.6 million. As of December 31, 2023, we had future minimum lease payments totaling $7.3 million and are committed to $2.1 million in year one, $2.9 million for years two and three, $1.8 million for years four and five and $0.4 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2022, we had future minimum lease payments totaling $307.3 million. As of December 31, 2023, we had future minimum lease payments totaling $274.1 million and are committed to $33.2 million in payments in year one, $66.5 million for years two and three, $60.8 million for years four and five, and $113.5 million thereafter.

Newbuild Agreement Commitments

In October 2022, we signed a binding shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of the Newbuild Agreement, we currently expect to pay approximately $330.0 million, subject to adjustment. Related payments are due in five installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. During the year ended December 31, 2022, we made the first installment payment of approximately $30.0 million. Our future payment commitments related to the Newbuild Agreement are expected to be approximately $50.0 million in 2024 and $250.0 million in 2025-2026.

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

The payments that we will be required to make under the TRA, including those made if we elect to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $73.1 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events.

In December 2023, we made our first payment under the TRA of $3.4 million. The TRA payment forecasted to be made in 2024 as of December 31, 2023, is $6.1 million. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $166.6 million, assuming (i) that EE Holdings exchanged all of its EELP interests using EE’s December 31, 2023 closing market price of $15.46 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. We expect to receive distributions from EELP in order to make any required payments under the TRA.

However, we may need to incur debt to finance payments under the TRA to the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Venture Global SPA

In February 2023, we executed a 20-year SPA with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, we will purchase 0.7 MTPA of LNG on a free-on-board basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of December 31, 2023, our average annual commitment is estimated to be approximately $249.0 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

QatarEnergy SPA

In January 2024, we executed a 15-year SPA with QatarEnergy (the “QatarEnergy SPA”). Under the QatarEnergy SPA, we have agreed to purchase 0.85 to 1.0 MTPA of LNG from QatarEnergy beginning in 2026. QatarEnergy will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. These LNG volumes are intended to be used to supply sales under the Petrobangla SPA (as defined herein).

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

We have certain lease agreements that provide for the option to extend or terminate early, which was evaluated on each lease to arrive at the lease term. If we were reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2023, we did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Lessor Accounting

We determined that our time charter and terminal use contracts contain a lease and a performance obligation for the provision of time charter and other regasification services. Leases are classified based upon defined criteria either as sales-type, direct financing, or operating leases by the lessor.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. New assets, modifications to existing assets which improve the asset’s operational efficiency, capacity or useful life, and our finance leases are assigned a useful life. Useful lives of property and equipment are determined using various assumptions, including our expected use of our assets and the supply of and demand for LNG and natural gas in the markets we serve, normal wear and tear of assets, and the expected extent and frequency of maintenance. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, less an estimated salvage value.

During the fourth quarter of 2023, the Company performed a review of the estimated useful lives of our FSRU vessels. As a relatively new asset class, being first built in 2005, we initially estimated a useful life of 30 years with no salvage value. As the vessels approach almost 20 years of life, there has been improved visibility into the expected term of FSRU productive capabilities, demand, and salvage potential. As a result, the Company changed the useful lives of our FSRU vessel assets to 40 years and added an estimated salvage value.

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

As of December 31, 2023, the fair value of our interest rate swaps was $1.4 million. As of December 31, 2022, the fair value of our interest rate swaps was $2.3 million. Based on our hedged notional amount as of December 31, 2023, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $7.0 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. During the year ended December 31, 2023, we utilized an immaterial amount of financial derivatives to hedge some of our commodity price risk. We did not hold any commodity derivative instruments as of December 31, 2022.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the years ended December 31, 2023 and 2022, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. We had no foreign currency hedges in 2021. For the years ended December 31, 2023, 2022 and 2021, we recorded $(4.1) million, $(7.2) million and $0.1 million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework,” published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Their report appears on page F-2 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, Texas.

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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
4.1

Registration Rights Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Holdings, LLC and Maya Maritime LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

4.2

Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

4.3

Amendment No. 1, dated August 9, 2023, to Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2023

4.4	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed March 29, 2023)
10.1

Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of April 14, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

10.2

Amendment No. 1 to Sixth Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of May 10, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.3

Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership, Maya Maritime LLC and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)

10.4

Form of Indemnification Agreement entered into with Directors and Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A filed on January 21, 2022)

10.5†	Excelerate Energy, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.6†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Stock Option (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.7†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award of Restricted Stock Units (Directors 2022) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.8†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2023) (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.9†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2023) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.10†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (Employees 2023) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.11†	Excelerate Energy, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.12†	Excelerate Energy, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022)
10.13†

Written Description of the Material Terms of the Excelerate Energy 2021 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Statement on Form S-1/A, filed on January 21, 2022)

10.14‡

Shipbuilding Contract for the Construction of Hull No. 3407 between Excelerate Vessel Company Limited Partnership and Hyundai Heavy Industries Co., Ltd. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2023)

10.15

Memorandum of Agreement Saleform 2012 effective as of March 23, 2023 by and between Anemoesa Marine Inc. and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2023)

10.16

Transition Services and Separation Agreement dated November 8, 2022, by and between Excelerate Energy Limited Partnership and Calvin Bancroft (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on march 28, 2023)

10.17*	Transition Services and Separation Agreement dated November 16, 2023 by and between Excelerate Energy Limited Partnership and Daniel Bustos
10.18*‡	Stock Purchase Agreement dated November 16, 2023 by and between Excelerate Energy, Inc. and Daniel Bustos
10.19†

Letter Agreement dated April 3, 2020, by and between Excelerate Energy Limited Partnership and Dana Armstrong (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022)

10.20†

Letter Agreement dated October 16, 2020, by and between Excelerate Energy Limited Partnership and Alisa Newman Hood (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022)

10.21

Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2023)

10.22

First Amendment, dated September 8, 2023, to the Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Dodd-Frank Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: February 29, 2024	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

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
Robert A. Waldo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Excelerate Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Excelerate Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 16 to the consolidated financial statements, revenues relate to revenue from leases (time charter contracts resulting in operating or sales-type leases) and revenue from contracts with customers (time charter, regasification, and other services) (collectively “FSRU and terminal services”) and gas sales. The time charter contracts contain a lease component for the use of the vessel and/or terminal and may contain non-lease components relating to the operation of the assets (i.e., time charter, regasifications and other services). For time charter contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the charter. The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. Additionally, as part of its operations, the Company sells natural gas and liquified natural gas (LNG), generally through its use of its floating storage and regasification unit fleet and terminals. Gas sales revenues are recognized at the point in time each unit of natural gas or LNG cargo is transferred to the control of the customer. For the year ended December 31, 2023, the Company recognized total revenue of $1,159 million, comprised of revenue from leases of $343 million, from time charter, regasification and other services of $164 million, and gas sales of $652 million.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing management’s assessment of contract classification for FSRU and terminal services and gas sales revenues; (ii) testing the completeness, accuracy, and occurrence of revenues by (a) obtaining and inspecting source documents, such as contracts, invoices and subsequent cash receipts for a sample of FSRU and terminal services non-lease transactions, (b) obtaining and inspecting the underlying contract terms to recalculate FSRU and terminal services operating lease revenues, (c) obtaining and inspecting the underlying contract terms and payments for a sample of FSRU and terminal services sales-type lease revenues, and (d) obtaining and inspecting supporting contracts, invoices, and volume reports for a sample of gas sales revenue; and (iii) confirming a sample of outstanding FSRU and terminal services and gas sales customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and remittance advices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2024

We have served as the Company’s auditor since 2021.

Excelerate Energy, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$555,853	$516,659
Current portion of restricted cash	2,655	2,614
Accounts receivable, net	97,285	82,289
Inventories	2,946	173,603
Current portion of net investments in sales-type leases	16,463	13,344
Other current assets	24,410	35,026
Total current assets	699,612	823,535
Restricted cash	13,950	18,698
Property and equipment, net	1,649,779	1,455,683
Operating lease right-of-use assets	6,287	78,611
Net investments in sales-type leases	383,547	399,564
Investment in equity method investee	21,269	24,522
Deferred tax assets, net	42,948	39,867
Other assets	42,987	26,342
Total assets	$2,860,379	$2,866,822
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,761	$96,824
Accrued liabilities and other liabilities	88,052	66,888
Current portion of deferred revenue	27,169	144,807
Current portion of long-term debt	42,614	20,913
Current portion of long-term debt – related party	8,336	7,661
Current portion of operating lease liabilities	1,744	33,612
Current portion of finance lease liabilities	22,080	20,804
Total current liabilities	203,756	391,509
Long-term debt, net	333,367	193,396
Long-term debt, net – related party	171,693	180,772
Operating lease liabilities	5,005	48,373
Finance lease liabilities	189,807	210,354
TRA liability	67,061	72,951
Asset retirement obligations	41,834	39,823
Other long-term liabilities	38,502	32,947
Total liabilities	$1,051,025	$1,170,125
Commitments and contingencies (Note 22)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized and 26,284,027 shares issued as of December 31, 2023; 26,254,167 shares issued and outstanding as of December 31, 2022)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued as of December 31, 2023 and December 31, 2022)	82	82
Additional paid-in capital	465,551	464,721
Retained earnings	39,754	12,009
Accumulated other comprehensive income	505	515
Treasury stock (20,624 shares as of December 31, 2023 and no shares as of December 31, 2022)	(472)	—
Non-controlling interest	1,303,908	1,219,344
Total equity	1,809,354	1,696,697
Total liabilities and equity	$2,860,379	$2,866,822

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$506,810	$445,157	$468,030
Gas sales	652,153	2,027,816	420,525
Total revenues	1,158,963	2,472,973	888,555
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	228,165	209,195	192,723
Direct cost of gas sales	518,394	1,906,781	390,518
Depreciation and amortization	114,323	97,313	104,908
Selling, general and administrative expenses	87,476	66,099	47,088
Restructuring, transition and transaction expenses	—	6,900	13,974
Total operating expenses	948,358	2,286,288	749,211
Operating income	210,605	186,685	139,344
Other income (expense)
Interest expense	(52,468)	(33,927)	(31,892)
Interest expense – related party	(14,527)	(25,612)	(48,922)
Earnings from equity method investment	883	2,698	3,263
Early extinguishment of lease liability on vessel acquisition	—	(21,834)	—
Other income, net	15,598	312	564
Income before income taxes	160,091	108,322	62,357
Provision for income taxes	(33,247)	(28,326)	(21,168)
Net income	126,844	79,996	41,189
Less net income attributable to non-controlling interest	96,432	55,119	3,035
Less net loss attributable to non-controlling interest – ENE Onshore	—	(1,396)	(2,964)
Less pre-IPO net income attributable to EELP	—	12,950	41,118
Net income attributable to shareholders	$30,412	$13,323	$—

Net income per common share – basic	$1.16	$0.51
Net income per common share – diluted	$1.11	$0.51
Weighted average shares outstanding – basic	26,256,104	26,254,167
Weighted average shares outstanding – diluted	108,299,587	26,262,107

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$126,844	$79,996	$41,189
Other comprehensive income (loss)
Cumulative translation adjustment	(121)	—	—
Change in unrealized gains (losses) on cash flow hedges	(491)	5,453	3,325
Share of other comprehensive income of equity method investee	589	4,997	2,458
Other comprehensive income (loss) attributable to non-controlling interest	13	(757)	—
Pre-IPO other comprehensive income attributable to EELP	—	(5,458)	(5,783)
Comprehensive income	126,834	84,231	41,189
Less comprehensive income attributable to non-controlling interest	96,432	55,119	3,035
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	—	(1,396)	(2,964)
Less pre-IPO net income attributable to EELP	—	12,950	41,118
Comprehensive income attributable to shareholders	$30,402	$17,558	$—

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2023, 2022 and 2021

												Non-
	Issued							Related	Accumulated			controlling
	Class A		Class B				Additional	party	other		Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	Treasury	controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	stock	interest	Onshore	equity
Balance at January 1, 2021	—	$—	—	$—	$902,099	$—	$—	$—	$(14,961)	$—	$11,341	$(127,318)	$771,161
Net income (loss)	—	—	—	—	41,118	—	—	—	—	—	3,035	(2,964)	41,189
Related party note receivable	—	—	—	—	—	—	—	(6,759)	—	—	—	—	(6,759)
Other comprehensive income	—	—	—	—	—	—	—	—	5,783	—	—	—	5,783
Contributions	—	—	—	—	192,552	—	—	—	—	—	—	—	192,552
Balance at December 31, 2021	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	$—	$14,376	$(130,282)	$1,003,926
Net income (loss) prior to IPO	—	—	—	—	12,950	—	—	—	—	—	(816)	(237)	11,897
Related party note receivable	—	—	—	—	—	—	—	6,759	—	—	—	—	6,759
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	—	1,574
Effect of reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	—	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,938)	—	—	—	—	—	(14,938)
Long-term incentive compensation	—	—	—	—	—	—	232	—	—	—	724	—	956
Other comprehensive income	—	—	—	—	—	—	—	—	6,873	—	3,577	—	10,450
Class A dividends – $0.05 per share	—	—	—	—	—	(1,314)	—	—	—	—	—	—	(1,314)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(4,101)	—	(4,101)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	3,832	—	3,832
Effect of ENE Onshore Merger	—	—	—	—	—	—	(118,911)	—	—	—	—	131,678	12,767
Net income (loss) subsequent to IPO	—	—	—	—	—	13,323	—	—	—	—	55,935	(1,159)	68,099
Balance at December 31, 2022	26,254,167	$26	82,021,389	$82	$—	$12,009	$464,721	$—	$515	$—	$1,219,344	$—	$1,696,697
Net income	—	—	—	—	—	30,412	—	—	—	—	96,432	—	126,844
Other comprehensive loss	—	—	—	—	—	—	—	—	(10)	—	(13)	—	(23)
Long-term incentive compensation	—	—	—	—	—	—	882	—	—	—	2,757	—	3,639
Class A dividends – $0.10 per share	—	—	—	—	—	(2,667)	—	—	—	—	—	—	(2,667)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	(8,203)	—	(8,203)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	1,566	—	1,566
Distributions	—	—	—	—	—	—	—	—	—	—	(7,975)	—	(7,975)
Restricted stock units vested	32,937	—	—	—	—	—	—	—	—	(472)	—	—	(472)
Shares withheld for taxes	(3,077)	—	—	—	—	—	(52)	—	—	—	—	—	(52)
Balance at December 31, 2023	26,284,027	$26	82,021,389	$82	$—	$39,754	$465,551	$—	$505	$(472)	$1,303,908	$—	$1,809,354

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities	(In thousands)
Net income	$126,844	$79,996	$41,189
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	114,323	97,313	104,908
Amortization of operating lease right-of-use assets	14,663	31,699	23,496
ARO accretion expense	1,774	1,494	1,430
Amortization of debt issuance costs	6,377	2,664	1,394
Deferred income taxes	(3,321)	2,255	(966)
Share of net earnings in equity method investee	(883)	(2,698)	(3,263)
Distributions from equity method investee	4,725	4,950	—
Long-term incentive compensation expense	3,639	956	—
Early extinguishment of lease liability on vessel acquisition	—	21,834	—
Non-cash restructuring expense	—	1,574	—
(Gain)/loss on non-cash items	1,001	(2,224)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,993)	197,903	(247,174)
Inventories	169,655	(68,583)	(82,667)
Other current assets and other assets	(12,160)	(22,826)	(17,792)
Accounts payable and accrued liabilities	(54,079)	(258,281)	341,339
Current portion of deferred revenue	(117,638)	135,154	(2,329)
Net investments in sales-type leases	12,898	12,225	10,229
Operating lease assets and liabilities	(14,801)	(30,252)	(22,436)
Tax receivable agreement liability	(5,890)	—	—
Other long-term liabilities	5,751	19,937	(5,745)
Net cash provided by operating activities	$231,885	$225,090	$141,613

Cash flows from investing activities
Purchases of property and equipment	(312,735)	(119,267)	(36,091)
Sales of property and equipment	4,101	—	—
Net cash used in investing activities	$(308,634)	$(119,267)	$(36,091)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	412,148	—
Proceeds from long-term debt – related party	—	654,000	118,309
Repayments of long-term debt – related party	(8,404)	(653,409)	(82,153)
Repayments of long-term debt	(21,996)	(20,311)	(29,214)
Proceeds from revolving credit facility	—	140,000	—
Repayments of revolving credit facility	—	(140,000)	—
Proceeds from Term Loan Facility	250,000	—	—
Repayments of Term Loan Facility	(64,570)	—	—
Payment of debt issuance costs	(7,660)	(5,951)	(1,188)
Related party note receivables	—	—	(200,500)
Collections of related party note receivables	—	6,600	122,338
Settlement of finance lease liability – related party	—	(25,000)	—
Principal payments under finance lease liabilities	(20,619)	(20,499)	(36,262)
Principal payments under finance lease liabilities – related party	—	(2,912)	(15,427)
Cash paid for withholding taxes	(52)	—	—
Dividends paid	(2,626)	(1,313)	—
Distributions	(16,178)	(4,101)	—
Minority owner contribution – Albania Power Project	3,462	1,932	—
Net cash provided by (used in) financing activities	$111,357	$341,184	$(124,097)

Effect of exchange rate on cash, cash equivalents, and restricted cash	(121)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	34,487	447,007	(18,575)

Cash, cash equivalents and restricted cash
Beginning of period	$537,971	$90,964	$109,539
End of period	$572,458	$537,971	$90,964

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers flexible liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services, from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021 as a Delaware corporation and formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million.

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment, net. Following the IPO, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. As of December 31, 2023, Kaiser owned directly or indirectly approximately 75.7% of the ownership interests in EELP. The remaining 24.3% of the ownership interests were held by the Company as of December 31, 2023. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

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

2.
Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include useful lives of property and equipment, asset retirement obligations, and the allocation of the transaction price to performance obligations and lease components. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

During the fourth quarter of 2023, the Company performed a review of the estimated useful lives of our FSRU vessels. As a relatively new asset class, being first built in 2005, we initially estimated a useful life of 30 years with no salvage value. As the vessels approach almost 20 years of life, there has been improved visibility into the expected term of FSRU productive capabilities, demand, and salvage potential. As a result, the Company changed the useful lives of our FSRU vessel assets to 40 years and added an estimated salvage value. This change in accounting estimate resulted in a decrease in depreciation expense of $6.0 million, an increase in net income of $5.7 million, and an increase to basic and diluted earnings per share of $0.04 and $0.04, respectively, for the year ended December 31, 2023.

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

The Company had determined that ENE Onshore was a VIE based on the results of the analysis described above. As of December 31, 2020, one of our wholly owned subsidiaries, ENE Lateral, was the provider of a promissory note to ENE Onshore in the amount of $102.0 million and used capacity rights in a pipeline secured by ENE Onshore from a third party. As the Company and its related parties had the power to direct the activities related to the capacity rights and the obligation to absorb losses which could be significant to ENE Onshore, the Company determined that it was the primary beneficiary. As such, we consolidated the assets and liabilities of ENE Onshore and showed its net loss as non-controlling interest – ENE Onshore on our consolidated statements of comprehensive income for the year ended December 31, 2021 and through October 2022. In September 2021, the promissory note from ENE Onshore was repaid, and an agreement was entered into that significantly limited the ability of ENE Lateral to receive benefits from the use of the pipeline capacity. However, ENE Lateral still controlled the capacity rights, and therefore, ENE Lateral continued to be the primary beneficiary as of December 31, 2021. In October 2022, ENE Onshore was merged with and into ENE Lateral. For more details, see Note 1 – General business information.

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

In June 2018, the Company acquired a 45% interest in Nakilat Excelerate LLC, its equity method investment (the “Nakilat JV”), which is recorded using the equity method. For the years ended December 31, 2023, 2022 and 2021, the Company’s share of net earnings in the Nakilat JV were $0.9 million, $2.7 million and $3.3 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Equity interests

Prior to the IPO, equity interests represented the contributions from and distributions to the general and limited partners of the Company and the Northeast Companies, the accumulated earnings of EELP and the Northeast Companies, and share-based compensation of EELP.

Non-controlling interest

Non-controlling interest is primarily comprised of Kaiser’s 75.7% ownership interest in EELP. In addition, it is also comprised of third-party equity interests in two of the Company’s other consolidated subsidiaries: 1) a 20% interest in Excelerate Energy Bangladesh LLC and 2) a 10% interest in Excelerate Albania Holding sphk. Net income attributable to non-controlling interests represents the Company’s net income (loss) that is not allocable to Excelerate shareholders.

Prior to the ENE Onshore Merger, we also separately presented a non-controlling interest related to ENE Onshore, which was consolidated as a VIE.

Foreign currency transactions and translation

The consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency and the functional currency for all but one of the Company’s consolidated subsidiaries. The Company has one subsidiary that uses the euro as its functional currency.

For all international entities, foreign currency transactions are translated into U.S. dollars, using exchange rates at the dates of the transactions or using the average exchange rate prevailing during the period. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of income in other income, net. Foreign exchange gains/(losses) amounted to $(4.1) million, $(7.2) million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates by converting a portion of our debt from a floating rate to a fixed rate. The maximum length of time over which the Company is hedging the exposure to the variability in future cash flows is based on the duration of the loans. The interest rate swaps have been designated as cash flow hedges. The Company has formally documented the hedge relationships, including identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Effectiveness is evaluated using regression analysis at inception and over the course of the hedge as required, unless the hedge is designated utilizing the shortcut method. The interest rate swaps are recorded in the consolidated balance sheets on a gross basis at fair value.

For such designated cash flow hedges, the gain or loss resulting from fair value adjustments on cash flow hedges are recorded in accumulated other comprehensive income. In the periods when the hedged items affect earnings, the associated fair value changes on the hedging derivatives are transferred from total equity to interest expense, net in the consolidated statements of income. The Company performs periodic assessments of the effectiveness of the derivative contracts designated as hedges, including the possibility of counterparty default. Changes in the fair value of derivatives that are designated and qualify as hedges are recognized in other comprehensive income.

Accounts receivable

Accounts receivable is presented net of the allowance for doubtful accounts on the consolidated balance sheets. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable based on age of accounts past due, historical write-off experience and customer economic data. The Company has a limited number of customers and continuously reviews amounts owed to us. Account balances are charged off against the allowance when management believes that the receivable will not be recovered.

The allowance for doubtful accounts was $0.2 million and $0.6 million as of December 31, 2023 and 2022, respectively.

Inventories

LNG and natural gas inventories are recorded at the lower of cost or net realizable value, which is the known or estimated selling price less cost to sell. Cost for inventories is calculated using the first-in-first-out (FIFO) method and is comprised of the purchase price and other directly related costs. At each reporting date, inventories are assessed for impairment. If inventory is impaired, the carrying amount is reduced to its selling price less costs to complete and sell, and an impairment loss is recognized in the consolidated statements of income. For the years ended December 31, 2023 and 2022, the Company recorded a lower of cost or net realizable value write-down of $1.0 million and $4.4 million, respectively, which is included in direct cost of gas sales on our consolidated statements of income. No impairment was recorded during the year ended December 31, 2021.

Capitalization of costs incurred during drydocking

Generally, the Company is required to drydock each of the vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in place bottom survey every two and a half years. Costs incurred related to routine repairs and maintenance performed during drydocking are expensed. Costs incurred during drydocking out of convenience to appreciably extend the useful life, increase the earnings capacity, or improve the efficiency of vessels are capitalized as property and equipment and amortized over the remaining useful life of the vessels. Costs that are incurred on major repair work, which is non-routine in nature, are accounted for under the built-in overhaul method and capitalized and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. Drydocking costs incurred to meet regulatory requirements are accounted for under the deferral method, whereby the actual costs incurred are deferred into other assets and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining overhaul and regulatory capitalized costs that have not been amortized are accelerated. When a vessel is

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

disposed, any unamortized capitalized costs are charged against income in the period of disposal. Capitalized costs are presented within either property and equipment, net or other assets on the consolidated balance sheets.

Property and equipment, net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, less an estimated salvage value. Modifications to property and equipment, including the addition of new equipment, which improves or increases the operational efficiency, functionality, or safety of the assets, are capitalized. These expenditures are amortized over the estimated useful life of the modification. Expenditures covering recurring routine repairs and maintenance are expensed as incurred.

Useful lives applied in depreciation are as follows:

Vessels	5-40 years
Buoy and pipeline	20 years
Finance lease right-of-use assets	Lesser of useful life or lease term
Other equipment	3-7 years

Gains and losses on disposals and retirements are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statements of income.

Asset retirement obligations (“ARO”)

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. In order to estimate the fair value, we use judgments and assumptions for factors: including the existence of legal obligations for an ARO; technical assessments of the assets; discount rate; inflation rate; and estimated amounts and timing of settlements. The offsetting asset retirement cost is recorded as an increase to the carrying value of the associated property and equipment, net on the consolidated balance sheets and depreciated over the estimated useful life of the asset. In periods subsequent to the initial measurement of an ARO, the Company recognizes period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense.

Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, unfavorable events impacting the Company’s operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract or the introduction of newer technology. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. The Company did not record any material impairments during the years ended December 31, 2023, 2022 or 2021.

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

Financing costs incurred related to the Amended Credit Agreement (as defined herein) and the First Amendment (as defined herein) are reported as other current assets and other assets on the balance sheet. Financing costs related to the Term Loan Facility (as defined herein) are reported as current portion of long-term debt and long-term debt, net on the balance sheet. These costs will be amortized through March 2027, at which time the Amended Credit Agreement will mature. Amortization of these deferred financing costs is included as a component of interest expense.

Debt instruments are classified as current liabilities unless the Company has an unconditional right to defer the settlement of the liability for at least 12 months after the reporting date.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Segments

The chief operating decision maker allocates resources and assesses financial performance on a consolidated basis. As such, for purposes of financial reporting under GAAP during the years ended December 31, 2023, 2022 and 2021, the Company operated as a single operating and reportable segment.

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

Time charter, regasification and other services

The Company determined that its long-term time charter and terminal use contracts typically contain a lease. These contracts contain a lease component for the use of the vessel and/or terminal and may contain non-lease components relating to operating the assets (i.e., provision of time charter, regasification and other services). The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. The Company utilizes a combination of approaches to estimate the standalone selling prices, when the directly observable selling price is not available, by utilizing information available such as market conditions and prices, entity-specific factors, and internal estimates when market data is not available. Given that there are no observable standalone selling prices for any of these components, judgment is required in determining the standalone selling price of each component. As lessor in our leases classified as operating leases, the Company applied the practical expedient to combine the lease component with our drydocking requirements (a non-lease component). Certain time charter party (“TCP”) agreements with customers allow an option to extend the contract. Agreements which include renewal and termination options are included in the lease term if we believe they are “reasonably certain” to be exercised by the lessee or if an option to extend is controlled by the Company.

The lease of the vessel represents the use of the asset without any associated performance obligations or warranties and is accounted for in accordance with the provisions of ASC 842, Leases (“ASC 842”). Leases are classified based upon defined criteria either as a sales-type, direct financing, or an operating lease.

For time charter contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the charter.

The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. As of December 31, 2023, the Company has two sales-type leases (for Summit LNG and Excellence).

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

The provision of time charter, regasification and other services is considered a single performance obligation recognized evenly over time as our services are rendered or consistent with the customer’s proportionate right to use our assets. The Company considers our services as a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. The Company recognizes revenue when obligations under the terms of our contracts with our customers are satisfied. We have applied the practical expedient to recognize revenue in proportion to the amount that we have the right to invoice. Certain charges incurred by the Company associated with the provision of services are reimbursable. This variable consideration is recognized in revenue once the performance obligation is complete and the receivable amount is determinable.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

For time charter and terminal use contracts that are accounted for as sales-type leases, the provision of time charter, regasification, and other services includes a performance obligation for drydocking that occurs every five years. The Company engages third parties to perform the drydocking, but the Company is deemed to be the principal of the transaction as it does not transfer any risk to the third parties, therefore the Company recognizes drydock revenue on a gross basis. The Company allocates a portion of the contract revenues to the performance obligation for future drydocking costs. Revenue allocated to drydocking is deferred and recognized when the drydocking service is complete. The deferred drydock revenue is presented within other long-term liabilities in the consolidated balance sheets.

Gas sales

As part of its operations, the Company sells natural gas and LNG generally through its use of its FSRU fleet and terminals. Gas sales revenues are recognized at the point in time each unit of natural gas or LNG is transferred to the control of the customer. Based on the contract, this typically occurs when the cargo is regasified and injected into a pipeline, when the LNG is transferred to another vessel, or when title and risk of loss of natural gas or LNG has otherwise transferred to a customer. Accommodation fees related to the diversion of cargos are recorded when the performance obligation is complete.

Contract assets and liabilities

The timing of revenue recognition, billings and cash collections results in the recognition of receivables, contract assets and contract liabilities. Receivables represent the unconditional right to payment for services rendered and goods provided. Unbilled receivables, accrued revenue, or contract assets represent services rendered that have not been invoiced and are reported within accounts receivable, net or other assets on the consolidated balance sheets. Contract liabilities arise from advanced payments and are recorded as deferred revenue on the consolidated balance sheets. The deferred revenue is either recognized as revenue when services are rendered or amortized over the life of the related lease, depending on the service. Contract assets and liabilities are reported in a net position for each customer contract or consolidated contracts at the end of each reporting period. Contract liabilities are classified as current and noncurrent based on the expected timing of recognition of the revenue.

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

We account for income taxes in accordance with ASC 740. Accounting for Income Taxes (“ASC 740”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the consolidated balance sheets as deferred tax assets and liabilities.

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

Leases

The Company accounts for leases under the provisions of ASC 842.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Lessee accounting

The Company determines if an arrangement is, or contains, a lease at the inception of the arrangement. Once it has been determined an arrangement is, or contains, a lease, the Company determines if the lease qualifies as either an operating lease or a finance lease. At contract inception, the Company separates its lease and non-lease component, and the consideration in the contract is allocated to each separate lease component and non-lease component on a relative standalone selling price basis. As of the lease commencement date, the Company recognizes a liability for its lease obligation, initially measured at the present value of lease payments related to lease components not yet paid, and an asset for its right to use the underlying asset, initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The discount rate used to determine the present value of the lease payments is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

The initial recognition of the lease obligation and right-of-use asset excludes short-term leases. Short-term leases are leases with an original term of one year or less, excluding those leases with an option to extend the lease for greater than one year or an option to purchase the underlying asset that the lessee is deemed reasonably certain to exercise. The Company has elected, as an accounting policy, not to apply the recognition requirements to short-term leases. Instead, the Company, may recognize the lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, leases may include variable lease payments such as escalation clauses based on a consumer price index, property taxes and maintenance costs. The non-lease components are generally expensed as incurred. Variable lease payments that depend on an index or a rate are included in the determination of right-of-use assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. Short-term and variable lease expenses are presented within cost of revenue and vessel operating expenses and SG&A expenses in the consolidated statements of income.

For those leases classified as operating leases, the lease obligation and right-of-use asset are presented as operating lease liabilities and operating lease right-of-use assets in the consolidated balance sheets. For operating leases, lease interest and right-of-use asset amortization in aggregate result in a straight-line expense profile, or operating lease expense, that is presented in cost of revenue and vessel operating expenses or SG&A expenses in the consolidated statements of income, dependent on the use of the leased asset, unless the right of-use asset becomes impaired. The right-of-use asset is assessed for impairment when events or circumstances indicate the carrying amount of the asset or asset group may not be recoverable.

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

The Company has certain lease agreements that provide for the option to renew or terminate early, which was evaluated on each lease to arrive at the lease term. If the Company was reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2023 and 2022, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.

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

Restructuring, transition and transaction expenses

We incurred restructuring, transition and transaction expenses during the years ended December 31, 2022 and 2021, related to consulting, legal, and audit costs incurred as part of and in preparation for the IPO Transaction. There were no restructuring, transition or transaction expenses incurred during the year ended December 31, 2023.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Tax receivable agreement (“TRA”)

In connection with the IPO, we entered into the TRA for the benefit of EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA.

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

Recent accounting pronouncements

New accounting standards implemented in this report

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope” (“ASU 2021-01”), which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively for contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extended the effective date of the original guidance to December 31, 2024.

As of December 31, 2023, the Company has transitioned all contracts which previously referenced LIBOR to the Secured Overnight Financing Rate (“SOFR”), as described in Note 10 – Long-term debt, net. Our adoption of this standard has not had a material impact on our Consolidated Financial Statements.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

		December 31, 2023	December 31, 2022
Financial assets
Derivative financial instruments	Level 2	$3,201	$2,444
Financial liabilities
Derivative financial instruments	Level 2	$(1,793)	$(630)

As of December 31, 2023 and December 31, 2022, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of December 31, 2023 or December 31, 2022. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporate factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward SOFR yield curve for the same period as the future interest rate swap settlements. We have consistently applied these valuation techniques in all periods presented.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the years ended December 31, 2023, 2022 and 2021.

4.
Accounts receivable, net

As of December 31, 2023 and December 31, 2022, accounts receivable, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade receivables	$92,881	$74,980
Accrued revenue	4,429	5,307
Amounts receivable – related party	192	2,595
Allowance for doubtful accounts	(217)	(593)
Accounts receivable, net	$97,285	$82,289

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at December 31, 2023 (in thousands):

December 31, 2023
Interest rate swaps (1)	$243,783

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash flow hedges
Current assets	$2,653	$1,211
Non-current assets	548	1,233
Current liabilities	(14)	(630)
Non-current liabilities	(1,779)	—
Net derivative assets	$1,408	$1,814

The current and non-current portions of derivative assets are included within other current assets and other assets, respectively, on the consolidated balance sheets. The current and non-current portions of derivative liabilities are included within accrued liabilities and other liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on SOFR-based borrowings, a summary which includes the following designations:

•
In 2018, the Company entered into two long-term interest rate swap agreements with a major financial institution. The swaps, which became effective in October 2018 and expire in April 2030, are used to hedge approximately 70% of the variability in interest payments/interest risk on the 2017 Bank Loans (as defined herein).
•
In 2023, the Company entered into long-term interest rate swap agreements with multiple major financial institutions. This arrangement is used to hedge the variability of the interest payments/interest risk on the Term Loan Facility (as defined herein) and will expire in March 2027. In the fourth quarter of 2023, we paid down a portion of the principal outstanding on the Term Loan Facility (as defined herein) and a proportionate amount of the interest rate swaps was settled.

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		Years ended December 31,
		2023	2022	2021
Interest rate swaps		$4,530	$4,946	$2,209

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Years ended December 31,
		2023	2022	2021
Interest rate swaps	Interest expense	$5,021	$(507)	$(1,116)

The amount of gain (loss) recognized in other comprehensive income as of December 31, 2023 and expected to be reclassified within the next 12 months is $2.7 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

6.
Inventories

As of December 31, 2023 and December 31, 2022, inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
LNG	$42	$171,578
Bunker fuel	2,904	2,025
Inventories	$2,946	$173,603

For the years ended December 31, 2023 and 2022, we recorded a lower of cost or net realizable value write-down of $1.0 million and $4.4 million, respectively. These write-downs are included in direct cost of gas sales on our consolidated statements of income.

7.
Other current assets

As of December 31, 2023 and December 31, 2022, other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$8,139	$18,635
Prepaid expenses – related party	2,162	2,205
Tax receivables	8,783	10,594
Other receivables	5,326	3,592
Other current assets	$24,410	$35,026

8.
Property and equipment, net

As of December 31, 2023 and December 31, 2022, the Company’s property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Vessels	$2,487,322	$2,225,123
Buoy and pipeline	15,568	17,130
Finance lease right-of-use assets	40,007	40,007
Other equipment	18,366	17,469
Assets in progress	93,341	77,983
Less accumulated depreciation	(1,004,825)	(922,029)
Property and equipment, net	$1,649,779	$1,455,683

For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $110.8 million, $94.5 million and $103.0 million, respectively.

Sequoia Acquisition

In March 2023, we exercised our option to purchase Sequoia for a purchase price of $265.0 million (the “Sequoia Purchase”), which at December 31, 2022, was under a bareboat charter with a third party and accounted for as an operating lease. We closed the Sequoia Purchase in April 2023 using proceeds from the Term Loan Facility (as defined herein) and cash on hand.

Vessel Acquisition

As part of the IPO Transaction, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value (based on the IPO price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisition of both Excelsior and Excellence was accounted for as asset acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A Common Stock and contingent consideration related to the TRA, were allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. Excellence continues to be accounted for as a sales-type lease and thus the acquisition did not result in an adjustment to property

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

and equipment. The difference between the consideration given to acquire Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Newbuild FSRU

Effective October 4, 2022, Excelerate entered into a shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. (“Builder”), a company organized and existing under the laws of the Republic of Korea. The Newbuild Agreement provides for the Builder to construct a 170,000 m3 FSRU for a cost subject to adjustment and currently expected to be approximately $330.0 million. Payment is due in five installments with the final installment due concurrently with the delivery of the vessel. During the year ended December 31, 2022, we made the first installment payment of approximately $30.0 million. The Builder provided a refund guarantee to Excelerate to secure the refund of the purchase price installments prior to the delivery of the vessel if Excelerate becomes entitled to the same as a result of Builder default or other defined circumstances. The Builder is expected to deliver the vessel in 2026. Our future payment commitments related to the Newbuild Agreement are expected to be approximately $50.0 million in 2024 and $250.0 million in 2025-2026.

9.
Accrued liabilities

As of December 31, 2023 and December 31, 2022, accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued vessel and cargo expenses	$35,055	$17,571
Payroll and related liabilities	19,766	14,637
Accrued turnover taxes	5,810	8,091
Current portion of TRA liability	6,067	3,704
Other accrued liabilities	21,354	22,885
Accrued liabilities	$88,052	$66,888

10.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Experience Vessel Financing	$123,750	$136,119
2017 Bank Loans	74,013	83,640
EE Revolver	—	—
Term Loan Facility	185,430	—
Total debt	383,193	219,759
Less unamortized debt issuance costs	(7,212)	(5,450)
Total debt, net	375,981	214,309
Less current portion, net	(42,614)	(20,913)
Total long-term debt, net	$333,367	$193,396

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the years ended December 31, 2023, 2022 and 2021.

	2023		2022		2021
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Experience Vessel Financing	8.0% – 8.8%	8.4%	3.5% – 6.8%	4.8%	4.3% – 4.4%	4.4%
2017 Bank Loans (1)	7.0% – 10.1%	9.1%	2.6% – 7.0%	5.2%	2.6% – 4.7%	4.3%
Term Loan Facility (2)	7.8% – 8.5%	8.3%	N/A	N/A	N/A	N/A
EE Revolver	N/A	N/A	3.9% – 3.9%	3.9%	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.4%, 5.8% and 5.4% for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 5.8% for the year ended December 31, 2023.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company is deemed the owner of the vessel and continues to recognize the vessel on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. The Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4%. The original loan had a maturity date in 2026 when the remaining balance of $49.5 million was payable. In December 2021, the agreement was amended to extend the original loan from December 2026 to December 2033, reduce the interest margin from 4.2% and reduce the quarterly principal payments from $5.0 million. After the final quarterly payment in December 2033, there will be no remaining balance due. The Company incurred debt issuance costs of $1.2 million related to the amendment, which will be amortized over the life of the loan. In the second quarter of 2023, the agreement was further amended to convert the reference rate in the Experience Vessel Financing from the LIBOR to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%. Debt issuance costs of $6.0 million related to the original loan are presented as a direct deduction from the debt and are being amortized over the life of the original loan. The agreement contains certain security rights related to Experience in the event of default.

The Company’s vessel financing loan has certain financial covenants as well as customary affirmative and negative covenants. The Company must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a three-month debt service reserve be funded and that the value of the vessel equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for vessel financings. The financing also requires the vessel to carry the typical vessel marine insurances.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the six-month SOFR plus 2.85% through the loan maturity date of October 15, 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the six-month LIBOR plus 2.42%. The debt issuance costs of $1.3 million are presented as a direct deduction from the debt and are amortized over the life of the loan.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the three-month SOFR plus 4.76% through the loan maturity of October 15, 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 4.50%. Debt issuance costs of $4.8 million are presented as a direct deduction from the debt liability and are amortized over the life of the loan. The agreement contains certain security rights related to the Moheshkhali LNG (“MLNG”) terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2021, 2022 and 2023, waivers were obtained for immaterial non-financial covenants and are still in effect.

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enabled us to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note (as defined herein) in full. The KFMC Note was terminated in connection with such repayment. For more information regarding the KFMC Note, see Note 11 – Long-term debt – related party.

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, as amended by the Amended Credit Agreement, the “EE Facilities”). The EE Facilities mature in March 2027. The Amended Credit Agreement requires EELP to maintain (i) a maximum consolidated total leverage of 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250.0 million, the maximum permitted consolidated total leverage increases to 4.25x, (ii) collateral vessel maintenance coverage to be not less than the greater of (a) $750.0 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement and (iii) a minimum consolidated interest coverage ratio of 2.50x. Proceeds from the Term Loan Facility were used for the Sequoia Purchase in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $269.5 million of the EE Revolver may be used for letters of credit.

On September 8, 2023, EELP entered into an amendment to the Amended Credit Agreement (“First Amendment”). The First Amendment provides for, among other things (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

In December 2023, we paid off $55.2 million of the principal outstanding on our Term Loan Facility. We also unwound the same notional value of the interest rate swaps we had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

Borrowings under the EE Facilities bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement and can range from 2.75% to 3.50%. The unused portion of the EE Revolver commitments is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP's consolidated total leverage ratio.

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

As of December 31, 2023, the Company had issued $49.4 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $300.6 million of undrawn capacity was available for additional borrowings as of December 31, 2023.

Maturities

Future principal payments on long-term debt outstanding as of December 31, 2023 are as follows (in thousands):

2024	$44,568
2025	48,435
2026	49,239
2027	138,636
2028	25,999
Thereafter	76,316
Total debt, net	$383,193

During the years ended December 31, 2023, 2022 and 2021, interest expense for long-term debt was $34.6 million, $15.5 million and $17.5 million, respectively, and was included in interest expense in the consolidated statements of income. As of December 31, 2023, the Company was in compliance with the covenants under its debt facilities.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Exquisite Vessel Financing	$180,029	$188,433
Less current portion	(8,336)	(7,661)
Total long-term related party debt	$171,693	$180,772

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with the Nakilat JV to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the vessel. The term is for 15 years with a symmetrical put and call option at the end of the original term or two optional five-year extensions with symmetrical put and call options after each extension. The agreement contains certain security rights related to the vessel in the event of default.

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note was amended in November 2020 to (a) extend the final payment date from December 31, 2020 to December 31, 2022, (b) increase the interest rate from LIBOR plus 1.50% to LIBOR plus 1.55% and (c) make certain revisions to prepayment conditions. The KFMC Note was further amended and restated in its entirety in September 2021 to (a) make certain changes to the final payment date, including removing KFMC’s ability to demand payment and extending the final payment date to December 31, 2023 and (b) allow EELP to draw funds at EELP’s discretion without prior approval by KFMC. The KFMC Note was further amended in October 2021 to increase the maximum aggregate principal amount from $100.0 million to $250.0 million. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 10 – Long-term debt, net.

KFMC-ENE Onshore Note

In September 2021, in connection with the Northeast Gateway Contribution, ENE Lateral assigned to KFMC all of its rights, title and interest to receive payment under a note with ENE (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral to KFMC under a promissory note it entered into with KFMC in December 2015 (as amended, restated, supplemented or otherwise modified, the “ENE Lateral Facility”). As a result of such assignment, ENE Onshore was obligated to pay to KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, ENE Onshore received an equity contribution sufficient to allow it to remit payment to KFMC of the then-outstanding KFMC-ENE Onshore Note balance, and KFMC and ENE Onshore subsequently entered into an amended and restated note allowing a maximum commitment of $25.0 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

Maturities

Principal payments on related party long-term debt outstanding as of December 31, 2023 are as follows (in thousands):

2024	$8,336
2025	9,741
2026	10,521
2027	11,364
2028	12,339
Thereafter	67,728
Total payments	$120,029
Residual value for Exquisite vessel financing	60,000
Total debt – related party	$180,029

During the years ended December 31, 2023, 2022 and 2021, interest expense for related party long-term debt was $14.3 million, $17.7 million, and $19.8 million, respectively, and was included in interest expense – related party in the consolidated statements of income.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

The payments that we will be required to make under the TRA, including those made if we elected to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $73.1 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Proposed Transactions with Excelerate Energy, Inc—Tax Receivable Agreement” in the Prospectus and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

In December 2023, we made our first payment under the TRA of $3.4 million. The TRA payment forecasted to be made in 2024 as of December 31, 2023, is $6.1 million. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $190.8 million, assuming (i) that EE Holdings exchanged all of its EELP interests using EE’s December 31, 2023 closing market price of $15.46 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to the TRA Beneficiaries will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events.

13.
Equity

Amended and Restated Limited Partnership Agreement

Prior to the IPO, EE Holdings was the limited partner of EELP, with a 99% ownership interest in EELP as of March 31, 2022. In connection with the IPO, EE Holdings amended and restated the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) whereby all of the outstanding interests of EELP were recapitalized into Class B interests and EELP was authorized to issue Class A interests. Subject to certain limitations, (a) the EELP Limited Partnership Agreement permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash, and (b) Excelerate will hold Class A interests equivalent to the number of outstanding shares of its Class A Common Stock. Also in connection with the IPO, Excelerate became the general partner of EELP. In May 2023, the EELP Limited Partnership Agreement was amended to clarify certain non-material administrative items.

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

As of December 31, 2023, there were 26,263,403 shares of Class A Common Stock and 82,021,389 shares of Class B Common Stock outstanding.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

As the only Class B stockholder following the completion of the IPO, EE Holdings had 75.7% and 75.8% of the combined voting power of our common stock as of December 31, 2023 and December 31, 2022 respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

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

Dividends and Distributions

During the years ended December 31, 2023 and 2022, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and distribution for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
2023
December 31, 2023	March 28, 2024	$2,051	$668	$0.025
September 30, 2023	December 13, 2023	$2,050	$669	$0.025
June 30, 2023	September 7, 2023	$2,051	$666	$0.025
March 31, 2023	June 8, 2023	$2,051	$669	$0.025
2022
December 31, 2022	April 27, 2023	$2,051	$663	$0.025
September 30, 2022	December 14, 2022	$2,051	$658	$0.025
June 30, 2022	September 7, 2022	$2,051	$656	$0.025

Under the terms of the EELP Limited Partnership Agreement, we are also required to make pro rata income tax distributions to the owner of Class B Interests. During the year ended December 31, 2023, we made $6.0 million in tax distributions.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the project and has received $5.4 million in cash contributions from the minority owner as of December 31, 2023. The Albania Power Project is fully consolidated in our financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

14.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	For the year ended December 31,	For the period from April 13 – December 31,
	2023	2022
Net income	$126,844	$67,046
Less net income attributable to non-controlling interest	96,432	55,119
Less net loss attributable to non-controlling interest – ENE Onshore	—	(1,396)
Net income attributable to shareholders – basic	$30,412	$13,323
Add: Reallocation of net income attributable to non-controlling interest	90,327	—
Net income attributable to shareholders – diluted	$120,739	$13,323

Weighted average shares outstanding – basic	26,256,104	26,254,167
Dilutive effect of unvested restricted common stock	19,788	7,940
Dilutive effect of unvested performance units	2,306	—
Class B Common Stock converted to Class A Common Stock	82,021,389	—
Weighted average shares outstanding – diluted	108,299,587	26,262,107

Earnings per share
Basic	$1.16	$0.51
Diluted	$1.11	$0.51

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	For the year ended December 31,	For the period from April 13 – December 31,
	2023	2022
Restricted common stock	269	53
Stock options	—	150,314
Class B Common Stock	—	82,021,389

15.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment, net on the consolidated balance sheets. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of December 31, 2023, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. For more information regarding the purchase of the vessels, see Note 8 – Property and equipment, net.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Finance lease liabilities as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
External leases:
Finance lease liabilities	$211,887	$231,158
Less current portion of finance lease liabilities	(22,080)	(20,804)
Finance lease liabilities, long-term	$189,807	$210,354

Operating leases

As of December 31, 2023, the Company was a lessee in a terminal use lease, which was accounted for as an operating lease. In January 2024, this agreement transitioned to a TCP agreement.

Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

In March 2023, Excelerate exercised its option to purchase Sequoia and the purchase was executed in April 2023. As of December 31, 2022, Sequoia was recorded as an operating lease. See Note 8 – Property and equipment, net for further information about the purchase.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at December 31, 2023 is as follows (in thousands):

Year	Operating	Finance
2024	$2,111	$33,248
2025	1,811	33,235
2026	1,085	33,235
2027	911	33,235
2028	886	27,584
Thereafter	449	113,537
Total lease payments	$7,253	$274,074
Less: imputed interest	(504)	(62,187)
Carrying value of lease liabilities	6,749	211,887
Less: current portion	(1,744)	(22,080)
Carrying value of long-term lease liabilities	$5,005	$189,807

As of December 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 4.3 years and 9.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2022, the Company’s weighted average remaining lease term for operating and finance leases was 2.6 years and 10.1 years, respectively, with a weighted average discount rate of 5.9% and 6.3%, respectively.

The Company’s total lease costs for the years ended December 31, 2023, 2022 and 2021 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the years ended December 31,
	2023	2022	2021
Amortization of finance lease right-of-use assets – related party	$—	$1,226	$4,906
Amortization of finance lease right-of-use assets – external	3,487	2,609	13,345
Interest on finance lease liabilities – related party	—	7,930	29,080
Interest on finance lease liabilities – external	15,068	15,172	17,231
Operating lease expense	15,790	37,825	29,489
Short-term lease expense	611	1,164	746
Total lease costs	$34,956	$65,926	$94,797

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Other information related to leases for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Operating cash flows for finance leases	$15,068	$15,172	$17,231
Operating cash flows for finance leases – related party	—	7,930	29,080
Financing cash flows for finance leases	20,619	20,499	36,262
Financing cash flows for finance leases – related party	—	2,912	15,427
Operating cash flows for operating leases	16,518	36,841	29,100
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,567	15,248

16.
Revenue

The following table presents the Company’s revenue for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended December 31,
	2023	2022	2021
Revenue from leases	$342,518	$327,738	$347,643
Revenue from contracts with customers
Time charter, regasification and other services	164,292	117,419	120,387
Gas sales	652,153	2,027,816	420,525
Total revenue	$1,158,963	$2,472,973	$888,555

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the years ended December 31, 2023, 2022 and 2021 consists of the following (in thousands):

	For the years ended December 31,
	2023	2022	2021
Operating lease income	$278,264	$252,350	$270,197
Sales-type lease income	64,254	75,388	77,446
Total revenue from leases	$342,518	$327,738	$347,643

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the years ended December 31, 2023, 2022 and 2021, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $64.3 million, $75.4 million and $77.4 million, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of December 31, 2023, the Company is the lessor to time charter agreements with customers on seven of its vessels. In January 2024, Sequoia transitioned to a TCP agreement with Petróleo Brasileiro S.A. The following represents the amount of property and equipment that is leased to customers as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Property and equipment	$2,184,347	$2,034,183
Accumulated depreciation	(929,141)	(823,942)
Property and equipment, net	$1,255,206	$1,210,241

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of December 31, 2023, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
2024	$83,340	$369,694
2025	87,612	333,720
2026	87,612	295,796
2027	87,612	302,538
2028	80,848	257,272
Thereafter	411,507	849,408
Total undiscounted	$838,531	$2,408,428
Less: imputed interest	(438,521)
Net investment in sales-type leases	400,010
Less: current portion	(16,463)
Non-current net investment in sales-type leases	$383,547

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the country in which the revenues were derived (in thousands). Revenues from external customers are attributed to the country in which the party to the applicable agreement has its principal place of business. (in thousands)

	For the year ended December 31, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$55,436	$9,426	$460,134	$524,996
Bangladesh	64,255	48,317	169,443	282,015
Argentina	54,179	42,639	—	96,818
UAE	69,257	23,612	—	92,869
Finland	38,325	11,246	22,226	71,797
Pakistan	44,132	11,847	—	55,979
Germany	16,934	6,273	—	23,207
United States	—	10,537	—	10,537
Other	—	395	350	745
Total revenue	$342,518	$164,292	$652,153	$1,158,963

	For the year ended December 31, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$52,130	$7,484	$1,933,448	$1,993,062
Bangladesh	75,142	40,099	—	115,241
Argentina	47,584	22,919	—	70,503
UAE	62,516	19,137	—	81,653
Finland	9,660	2,425	20,269	32,354
Pakistan	44,132	11,091	—	55,223
United States	—	7,238	74,099	81,337
Israel	36,574	6,533	—	43,107
Other	—	493	—	493
Total revenue	$327,738	$117,419	$2,027,816	$2,472,973

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2021
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Brazil	$50,964	$6,714	$222,878	$280,556
Bangladesh	78,161	38,734	157,122	274,017
Argentina	47,202	17,599	—	64,801
UAE	60,395	17,738	—	78,133
Pakistan	45,025	9,578	—	54,603
United States	—	8,377	733	9,110
Israel	38,080	6,494	—	44,574
China	—	—	38,950	38,950
Other	27,816	15,153	842	43,811
Total revenue	$347,643	$120,387	$420,525	$888,555

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regasification and other services varies and occurs according to the contract. As of December 31, 2023, and December 31, 2022, receivables from contracts with customers was $80.4 million and $14.9 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at December 31, 2023 and December 31, 2022, was $4.4 million and $5.3 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the years ended December 31, 2023, 2022 and 2021.

Contract liabilities from advance payments in excess of revenue recognized from services as of December 31, 2023 and December 31, 2022 were $1.1 million and $134.3 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in other long-term liabilities. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease. Revenue will be recognized once the performance obligation is complete and occurs every five years.

The following table reflects the changes in our liabilities related to long-term contracts with customers as of December 31, 2023 and December 31, 2022 (in thousands):

	For the years ended December 31,
	2023	2022
Deferred revenues, beginning of period	$177,754	$24,104
Cash received but not yet recognized	36,014	166,651
Revenue recognized from prior period deferral	(157,501)	(13,001)
Deferred revenues, end of period	$56,267	$177,754

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

In November 2023, Excelerate signed a 15-year LNG sale and purchase agreement (the “Petrobangla SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from Excelerate beginning in 2026. Excelerate will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MT per annum from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs in Bangladesh, Excellence and Summit LNG.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $8,043.5 million using commodity futures prices as of December 31, 2023. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2024	$123,743
2025	101,278
2026	530,623
2027	522,169
2028	589,442
Thereafter	6,176,269
Total expected revenue	$8,043,524

17.
Long-term incentive compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units including performance units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool increases on January 1st of each calendar year by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and cost of revenue and vessel operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate and vest over five years and expire ten years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over either one or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s EBITDA.

For the years ended December 31, 2023 and 2022, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the years ended December 31,
	2023	2022
Stock-based compensation expense	$3,639	$956

Stock options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, the fair value of Excelerate’s common stock on the grant date, including the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected dividend payout as a portion of total share value. Expected volatility is based on the median of the historical volatility of fifteen of the Company’s peers over the expected life of the granted options. The Company uses estimates of forfeitures to estimate the expected term of the options granted. The reversal of any expense due to forfeitures is accounted for as they occur. The table below describes the assumptions used to value the options granted in 2022. No options were granted in 2023.

2022
Risk-free interest rate	2.7%
Expected dividend yield	0.4%
Expected volatility	58.5%
Expected term	6.5 years

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the year ended December 31, 2023 and provides information for outstanding and exercisable options as of December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(years)
Outstanding at January 1, 2023	323,023	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(5,422)	24.00
Outstanding at December 31, 2023	317,601	24.00	8.1
Exercisable at December 31, 2023	74,164	24.00	7.4

No options were granted in 2023. The fair value of the options granted in 2022 was $4.6 million. As of December 31, 2023, the Company had $2.7 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 3.3 years. No options were exercised in 2023.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the year ended December 31, 2023 and provides information for unvested shares as of December 31, 2023:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2023	37,754	$23.61
Granted	314,721	20.77
Vested	(32,937)	21.68
Forfeited	(1,388)	21.62
Unvested at December 31, 2023	318,150	20.88

The fair value of the awards granted in 2023 and 2022 was $6.5 million and $0.9 million, respectively. The fair value of awards that vested in 2023 was $0.7 million. No awards vested in 2022. As of December 31, 2023, the Company had $4.9 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.2 years.

Performance units

In 2023, the Company granted performance units which entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the Company’s EBITDA and the market condition relates to Excelerate’s relative total shareholder return as compared to its peer group. Changes in the Company’s expected EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

The fair value of the Company’s performance units is calculated based on a Monte Carlo simulation of the grant’s market condition, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index as of January 1, 2023 over the expected life of the granted units. The Company uses estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

2023
Risk-free interest rate	3.9%
Expected volatility	58.0%
Expected term	2.76 years

The following table summarizes performance unit activity for the year ended December 31, 2023 and provides information for unvested performance units (reflected at target performance) as of December 31, 2023:

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2023	—	$—
Granted	84,699	27.85
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2023	84,699	28.80

The fair value of the performance units granted in 2023 was $2.4 million. As of December 31, 2023, the Company had $1.8 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.1 years.

18.
Income taxes

The Company’s income before income taxes is comprised of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Domestic	$(97,962)	$(45,701)	$(80,658)
Foreign	258,053	154,023	143,015
Total	$160,091	$108,322	$62,357

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Current
Domestic	$932	$1,322	$2,281
Foreign	35,636	24,749	19,853
Total current	36,568	26,071	22,134
Deferred
Domestic	(1,634)	2,708	(27)
Foreign	(1,687)	(453)	(939)
Total deferred	(3,321)	2,255	(966)
Income tax expense	$33,247	$28,326	$21,168

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was $33.2 million, $28.3 million and $21.2 million, respectively. The increase was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is comprised of the following for the years ended years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Statutory rate applied to pre-tax income	21.0%	21.0%	21.0%
Foreign rate differential	5.7%	12.0%	8.5%
Domestic non-controlled interest/ domestic non-taxable income	(15.9%)	(20.1%)	(20.9%)
Early extinguishment of lease liability	0.0%	4.2%	0.0%
Permanent items	1.8%	(4.0%)	(2.2%)
Withholding taxes	11.5%	13.7%	22.9%
Uncertain tax positions	2.6%	(1.6%)	2.8%
Audit settlement	0.0%	0.0%	2.4%
Foreign tax credit	(5.1%)	(2.8%)	0.0%
Gain on tax liquidation	0.0%	1.7%	0.0%
Valuation allowance	1.5%	0.3%	(0.7%)
Other	(2.3%)	1.7%	0.1%
Effective tax rate	20.8%	26.1%	33.9%

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 20.8%, 26.1% and 33.9%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

The tax effect of each type of temporary difference and carryforward that gives rise to a significant deferred tax asset or liability as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Fixed assets	$1,121	$15
Net operating losses	770	218
Lease liabilities	42	21,315
Foreign tax credit carryforward	1,645	429
Amortizable transactions costs	590	1,231
Investment in partnership	44,714	44,556
Unrealized foreign exchange losses	4,543	88
Other	2,133	2,230
Deferred tax assets	55,558	70,082
Valuation allowances	(10,718)	(8,335)
Net deferred tax assets	$44,840	$61,747
Deferred tax liabilities
Right of use assets	$101	$21,415
Unrealized foreign exchange gains	1,791	465
Net deferred tax liabilities	$1,892	$21,880
Net deferred tax assets	$42,948	$39,867

The Company has foreign and U.S. corporate subsidiaries for which it records deferred taxes. The Company has $2.7 million of net operating loss carryforwards as of December 31, 2023. Of these, $2.1 million will expire between 2024 and 2029. The remaining net operating loss carryforwards have an unlimited carryforward period.

The Company recorded a valuation allowance to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including the Company's operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods. Total valuation allowances increased by $2.4 million during the year ended December 31, 2023, primarily due to the generation of net operating losses in foreign jurisdictions, which the Company believes, more likely than not, will not be realized. Total valuation allowances increased

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

by $7.8 million during the year ended December 31, 2022, primarily due to the U.S. federal deferred tax assets related to the investment in partnership and foreign tax credit carryforward.

The Company recognizes the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the consolidated financial statements. For the years ended December 31, 2023 and 2022, the Company did not have any payments of interest and penalties associated with uncertain tax positions. The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of is shown below (in thousands):

	2023	2022
Balance at January 1	$—	$1,388
Increases (decreases) related to prior year tax positions	4,171	(1,388)
Balance at December 31	$4,171	$—

The Company and its subsidiaries file income tax returns in the U.S., various foreign, state and local jurisdictions. The Company is currently under income tax examination in Israel related to the 2020 and 2021 tax years. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2019 and outside the U.S. for the tax years ending after 2017.

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

The Organization for Economic Co-operation and Development (OECD) has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by over 130 countries worldwide. The effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. The Company is evaluating the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

19.
Related party transactions

The Company had one debt instrument with related parties as of December 31, 2023 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 11 – Long-term debt – related party. Prior to the ENE Onshore Merger, ENE Onshore and KFMC were party to the KFMC-ENE Onshore Note that was settled in full in connection with the ENE Onshore Merger. Prior to the IPO, EELP, certain of its subsidiaries and other affiliates of Kaiser were guarantors to the Kaiser Credit Line (as defined herein). For details on this facility, see Note 22 – Commitments and contingencies.

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of December 31, 2023, and December 31, 2022, the Company had no outstanding balance with the Foundation. Interest expense in related party finance leases for the years ended December 31, 2022 and 2021 amounted to $7.9 million and $29.1 million, respectively. The Company had no interest expense from related party finance leases for the year ended December 31, 2023. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 8 – Property and equipment, net.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the years ended December 31,
	2023	2022	2021
Management fees and other expenses with Kaiser	$1,224	$1,186	$1,814

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Amounts due from related parties	$192	$2,595
Amounts due to related parties	$577	$2,054
Prepaid expenses – related party	$2,162	$2,205

EELP and certain of its subsidiaries and affiliates are party to certain agreements with Kaiser and affiliates of Kaiser that had significant activity during the year ended December 31, 2023, as described below.

Kaiser and EELP are party to an ISDA Master Agreement dated February 15, 2008, as amended on February 15, 2011. Since January 1, 2018, there has been one transaction resulting in a net settlement cost to EELP of $0.7 million under such ISDA Master Agreement.

GBK Corporation, an affiliate of Kaiser, issued a guarantee dated August 19, 2011, in respect of all payment and performance obligations owed by Excelerate Energy Brazil, LLC and Excelerate Energy Servicos de Regaseficacao Ltda to Petróleo Brasileiro S.A. under an operation and services agreement and TCP agreement, which guarantee is subject to a cap of $55.0 million on certain indemnification obligations. This guarantee was terminated effective January 11, 2022, and EELP issued a new guarantee in respect of such obligations.

Prior to our IPO, as credit support for LNG cargo purchases, Kaiser obtained letters of credit of $27.3 million in 2022, none of which remained outstanding as of December 31, 2023 under a committed line of $600.0 million for which EELP and certain of its subsidiaries were guarantors (the “Kaiser Credit Line”), on behalf of Excelerate Gas Marketing Limited Partnership, a subsidiary of EELP, in favor of LNG suppliers. In connection with the IPO, the credit support previously provided for LNG cargo purchases under the Kaiser Credit Line was replaced by letters of credit obtained under the EE Revolver.

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

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Development DMCC for the benefit of Engro Elengy Terminal (Private) Limited in the amount of $20.0 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver in April 2022.

Kaiser obtained a letter of credit under the Kaiser Credit Line on behalf of Excelerate Energy Bangladesh Ltd. for the benefit of Bangladesh Oil, Gas & Mineral Corporation in the amount of $20.0 million. In connection with the IPO, this letter of credit was replaced with a letter of credit obtained under the EE Revolver in April 2022.

Northeast Gateway Related Transactions

In September 2021, EE Holdings completed the Northeast Gateway Contribution as described in Note 1 – General business information.

On December 22, 2015, ENE Lateral entered into the ENE Lateral Facility with KFMC. The ENE Lateral Facility was amended and restated in each of 2016, 2018, 2019 and 2021 to increase the maximum aggregate principal amount of the note, with the 2021 amendment increasing the maximum aggregate principal amount to $285.0 million and, in 2018, to decrease the interest rate from LIBOR plus 3.5% to LIBOR plus 1.5%. The ENE Lateral Facility was most recently amended on August 31, 2021 to make certain changes to the final payment date, including removing KFMC’s ability to demand repayment. The $57.2 million remaining on the ENE Lateral Facility was repaid in full, and the ENE Lateral Facility terminated in connection with the Northeast Gateway Contribution.

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

Prior to the Northeast Gateway Contribution, Kaiser issued a guarantee dated September 11, 2013 (and reaffirmed on December 1, 2015) in favor of Algonquin Gas Transmission, LLC (“AGT”) and Maritimes & Northeast Pipeline, L.L.C. (each a wholly owned subsidiary of Enbridge, Inc.), in respect of all payment obligations owed by ENE Onshore and ENE Lateral (the “AGT Guarantee”). In addition, Kaiser obtained a letter of credit on behalf of ENE Onshore and ENE Lateral (the “AGT LOC”). As of December 31, 2023, there were no amounts remaining available for drawing under the AGT LOC. In connection with the Northeast Gateway Contribution, EELP agreed to (i) indemnify Kaiser in respect of Kaiser’s obligations related to ENE Lateral under the AGT Guarantee and AGT LOC, (ii) pay an annual fee in the amount of $1.2 million (pro-rated based on the number of days such guarantee remains outstanding in any year (beginning September 17, 2021)) to Kaiser to maintain such AGT Guarantee and (iii) reimburse Kaiser for any fees actually incurred under the AGT LOC (the “Kaiser AGT Indemnity Agreement”). As discussed in the ENE Onshore Merger section below, the AGT Guarantee and the Kaiser AGT Indemnity Agreement were terminated in October 2022.

The Northeast Companies and ENE Onshore (all of which are Kaiser affiliates, and collectively, the “NEG Entities”) and EELP entered into that certain Northeast Gateway Services Agreement, dated January 1, 2016, pursuant to which EELP performs certain services on behalf of the NEG Entities (the “NEG Services Agreement”) in exchange for payment for such services and reimbursement of out-of-pocket, third-party expenses. In connection with the Northeast Gateway Contribution, the NEG Services Agreement was amended on September 17, 2021 to remove and release ENE Onshore as a party. Under the NEG Services Agreement, the NEG Entities made payments to EELP of approximately $0.4 million in 2021. Following the Northeast Gateway Contribution, the NEG Services Agreement is no longer considered a related person transaction.

EE Holdings, EELP and the NEG Entities entered into that certain Northeast Gateway Matters Agreement dated January 1, 2016, pursuant to which the NEG Entities indemnified EELP in respect of liabilities arising from all activities at Northeast Gateway (the “Northeast Gateway Matters Agreement”). In connection with the Northeast Gateway Contribution, the Northeast Gateway Matters Agreement was terminated and replaced with the Northeast Gateway Onshore Matters Agreement, dated September 17, 2021, by and among EE Holdings, ENE Onshore and EELP, pursuant to which EE Holdings and ENE Onshore indemnify EELP in respect of liabilities arising from all ENE Onshore activities at Northeast Gateway (the “Northeast Gateway Onshore Matters Agreement”). No payments were made under the Northeast Gateway Matters Agreement, and no payments have been made under the Northeast Gateway Onshore Matters Agreement. As discussed in the ENE Onshore Merger section below, the Northeast Gateway Onshore Matters Agreement was terminated in October 2022.

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

In 2021, KFMC and EELP were party to a promissory note which allowed KFMC to borrow up to a maximum amount of $150.0 million at a per annum interest rate of LIBOR plus 1.55% (as amended, restated, supplemented or otherwise modified, the “Accounts Receivable Note”). In connection with the Northeast Gateway Contribution on September 28, 2021, pursuant to an assignment and assumption of promissory note and accounts receivable agreement among KFMC, EELP, ENE Lateral and ENE Onshore, $88.5 million owed by KFMC to EELP under the Accounts Receivable Note was settled as partial payment of the amounts outstanding on the ENE Lateral Facility. No additional amounts were drawn on the Accounts Receivable Note and it was terminated on November 4, 2021.

In connection with the Northeast Gateway Contribution and in order to fund the continued operations of ENE Lateral, EE Holdings made a $16.5 million contribution in the form of a note receivable from Kaiser (the “Kaiser Note Receivable”) to provide for funding of certain amounts expected to be paid in the next twelve months. The Kaiser Note Receivable bore interest at 1.55% with $3.3 million payable each month by Kaiser to the Company. The Kaiser Note Receivable was presented as contra-equity in the consolidated financial statements. The Kaiser Note Receivable was repaid in full in February 2022.

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

20.
Defined contribution plan

The Company’s full-time employees are eligible to participate in a 401(k) plan that is administered by a related party of Kaiser. The Company makes a safe harbor matching contribution equal to 100% of the employee’s salary deferrals that do not exceed 3% of compensation plus 50% of the employee’s salary deferrals between 3% and 5% of compensation. The safe harbor matching contribution is 100% vested. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. The Company recorded $1.0 million, $0.8 million and $0.7 million in compensation expense related to the plan during the years ended December 31, 2023, 2022 and 2021, respectively.

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

To manage credit risk associated with the interest rate hedges, the Company selected counterparties based on their credit ratings and limits the exposure to any single counterparty. The counterparties to our derivative contracts are major financial institutions with investment grade credit ratings. The Company periodically monitors the credit risk of the counterparties and adjusts the hedging position as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Years ended December 31,
	2023	2022	2021
Customer A	44%	80%	32%
Customer B	21%	3%	27%

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

Venture Global SPA

In February 2023, we executed a 20-year LNG sale and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, Excelerate will purchase 0.7 MT per annum of LNG on a free-on-board basis from the Plaquemines LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. Using Henry Hub natural gas futures pricing as of December 31, 2023, our average annual commitment is estimated to be approximately $249.0 million. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next twelve months.

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

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	December 31, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$39,823	$34,929
Additions	237	—
Accretion expense	1,774	1,494
Revisions in estimated cash flows	—	3,400
Asset retirement obligations, end of period	$41,834	$39,823

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

24.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for taxes	$26,163	$36,957	$16,807
Cash paid for interest	60,777	55,437	80,501
Right-of-use assets obtained in exchange for lease obligations	—	3,567	15,248
Increase (decrease) in capital expenditures included in accounts payable	(7,869)	(3,329)	1,189
Vessel acquisition	—	188,500	—
ENE Onshore contribution to settle KFMC-ENE Onshore Note	—	(11,177)	—
KFMC note receivable netted against ENE Lateral note payable to KFMC	—	—	88,500
ENE Lateral distribution of ENE Onshore note to KFMC as partial settlement of ENE Lateral Facility to KFMC	—	—	118,893
Noncash contribution received to settle note payable to KFMC	—	—	57,159
Noncash contribution received reflected as a note receivable from GBK	—	—	16,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$555,853	$516,659
Restricted cash – current	2,655	2,614
Restricted cash – non-current	13,950	18,698
Cash, cash equivalents, and restricted cash	$572,458	$537,971

25.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2022	$(2,167)	$(3,702)	$(3,309)	$(9,178)
Other comprehensive income	—	4,946	2,471	7,417
Reclassification to income	—	507	2,526	3,033
Reclassification to NCI	1,643	(1,200)	(1,200)	(757)
At December 31, 2022	$(524)	$551	$488	$515
Other comprehensive income (loss)	(335)	4,530	(3,253)	942
Reclassification to income	214	(5,021)	3,842	(965)
Reclassification to NCI	91	368	(446)	13
At December 31, 2023	$(554)	$428	$631	$505

26.
Subsequent events

Dividend Declaration

On February 22, 2024, our board of directors approved a cash dividend, with respect to the quarter ended December 31, 2023, of $0.025 per share of Class A Common Stock. The dividend is payable on March 28, 2024, to Class A Common Stockholders of record as of the close of business on March 13, 2024. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

QatarEnergy SPA

In January 2024, Excelerate executed a 15-year SPA with QatarEnergy (the “QatarEnergy SPA”). Under the QatarEnergy SPA, Excelerate has agreed to purchase LNG from QatarEnergy beginning in 2026. QatarEnergy will deliver 0.85 MT per annum of LNG in 2026 and 2027 and 1.0 MT per annum from 2028 to 2040. These LNG volumes are intended to be used to supply sales under the Petrobangla SPA.

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Program”). The board of directors approved the Program because it believed that it (i) would be a prudent use of the Company’s available cash, (ii) would enhance the long-term value of the Class A Common Stock, (iii) would demonstrate management’s and the board of directors’ confidence in the business and (iv) is advisable and in the best interests of the Company. The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions.