Form 10-Q
period 2024-03-31
Excelerate Energy, Inc.
filed 2024-05-09
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 25,104,117 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

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
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery and sales obligations under gas sales agreements and/or LNG sales agreements or at attractive prices;
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
•
the requirement that we pay over to Excelerate Energy Holdings, LLC and the George Kaiser Family Foundation (or their affiliates), most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in the 2023 Annual Report, this Form 10-Q and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$578,882	$555,853
Current portion of restricted cash	3,613	2,655
Accounts receivable, net	66,416	97,285
Current portion of net investments in sales-type leases	18,034	16,463
Other current assets	26,651	27,356
Total current assets	693,596	699,612
Restricted cash	14,157	13,950
Property and equipment, net	1,650,204	1,649,779
Net investments in sales-type leases	378,184	383,547
Investment in equity method investee	21,038	21,269
Deferred tax assets, net	41,812	42,948
Other assets	58,690	49,274
Total assets	$2,857,681	$2,860,379
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,304	$13,761
Accrued liabilities and other liabilities	93,611	89,796
Current portion of deferred revenue	20,719	27,169
Current portion of long-term debt	44,383	42,614
Current portion of long-term debt – related party	8,487	8,336
Current portion of finance lease liabilities	22,411	22,080
Total current liabilities	196,915	203,756
Long-term debt, net	322,527	333,367
Long-term debt, net – related party	169,361	171,693
Finance lease liabilities	184,474	189,807
TRA liability	67,060	67,061
Asset retirement obligations	42,289	41,834
Other long-term liabilities	46,857	43,507
Total liabilities	$1,029,483	$1,051,025
Commitments and contingencies (Note 19)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,366,192 shares issued as of March 31, 2024 and 26,284,027 shares issued as of December 31, 2023)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	82	82
Additional paid-in capital	465,667	465,551
Retained earnings	45,405	39,754
Accumulated other comprehensive income	1,052	505
Treasury stock (648,356 shares as of March 31, 2024 and 20,624 shares as of December 31, 2023)	(10,677)	(472)
Non-controlling interest	1,326,643	1,303,908
Total equity	1,828,198	1,809,354
Total liabilities and equity	$2,857,681	$2,860,379

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$156,994	$118,577
Gas sales	43,119	92,479
Total revenues	200,113	211,056
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	70,613	58,792
Direct cost of gas sales	39,879	55,185
Depreciation and amortization	22,910	25,193
Selling, general and administrative expenses	21,552	22,317
Total operating expenses	154,954	161,487
Operating income	45,159	49,569
Other income (expense)
Interest expense	(12,146)	(11,955)
Interest expense – related party	(3,460)	(3,592)
Earnings from equity method investment	531	416
Other income, net	4,957	3,904
Income before income taxes	35,041	38,342
Provision for income taxes	(6,901)	(7,603)
Net income	28,140	30,739
Less net income attributable to non-controlling interest	21,816	23,895
Net income attributable to shareholders	$6,324	$6,844

Net income per common share – basic	$0.24	$0.26
Net income per common share – diluted	$0.24	$0.26
Weighted average shares outstanding – basic	26,161,691	26,254,167
Weighted average shares outstanding – diluted	26,182,050	26,269,862

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
	(In thousands)
Net income	$28,140	$30,739
Other comprehensive income (loss)
Cumulative translation adjustment	35	(420)
Change in unrealized gains (losses) on cash flow hedges	2,988	(108)
Share of other comprehensive loss of equity method investee	(762)	(737)
Other comprehensive income (loss) attributable to non-controlling interest	(1,714)	958
Comprehensive income	28,687	30,432
Less comprehensive income attributable to non-controlling interest	21,816	23,895
Comprehensive income attributable to shareholders	$6,871	$6,537

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Issued						Accumulated
	Class A		Class B			Additional	other			Non-
	Common Stock		Common Stock		Retained	paid-in	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	earnings	capital	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$39,754	$465,551	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	6,324	—	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	—	330	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	(673)	—	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Restricted stock units vested	95,466	—	—	—	—	—	—	39,702	(858)	—	(858)
Shares withheld for taxes	(13,301)	—	—	—	—	(214)	—	—	—	—	(214)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$45,405	$465,667	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198

Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$12,009	$464,721	$515	—	$—	$1,219,344	$1,696,697
Net income	—	—	—	—	6,844	—	—	—	—	23,895	30,739
Other comprehensive loss	—	—	—	—	—	—	(307)	—	—	(958)	(1,265)
Long-term incentive compensation	—	—	—	—	—	86	—	—	—	271	357
Class A dividends – $0.025 per share	—	—	—	—	(663)	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	337	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$18,190	$464,807	$208	—	$—	$1,240,838	$1,724,151

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
Cash flows from operating activities	(In thousands)
Net income	$28,140	$30,739
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	22,910	25,193
Amortization of operating lease right-of-use assets	429	7,428
ARO accretion expense	455	436
Amortization of debt issuance costs	877	3,345
Deferred income taxes	1,119	682
Share of net earnings in equity method investee	(531)	(416)
Long-term incentive compensation expense	1,377	357
(Gain)/loss on non-cash items	—	1,326
Changes in operating assets and liabilities:
Accounts receivable	30,869	24,528
Other current assets and other assets	(7,344)	36,756
Accounts payable and accrued liabilities	(13,421)	(99,381)
Current portion of deferred revenue	(6,450)	17,357
Net investments in sales-type leases	3,792	3,366
Other long-term liabilities	2,439	(4,919)
Net cash provided by operating activities	$64,661	$46,797

Cash flows from investing activities
Purchases of property and equipment	(12,769)	(14,929)
Net cash used in investing activities	$(12,769)	$(14,929)

Cash flows from financing activities
Repurchase of Class A Common Stock	(8,418)	—
Repayments of long-term debt	(9,638)	(4,829)
Repayments of long-term debt – related party	(2,181)	(1,990)
Payment of debt issuance costs	—	(4,582)
Principal payments under finance lease liabilities	(5,002)	(5,297)
Dividends paid	(652)	—
Distributions	(2,051)	—
Minority owner contribution – Albania Power Project	209	337
Net cash used in financing activities	$(27,733)	$(16,361)

Effect of exchange rate on cash, cash equivalents, and restricted cash	35	(420)

Net increase in cash, cash equivalents and restricted cash	24,194	15,087

Cash, cash equivalents and restricted cash
Beginning of period	$572,458	$537,971
End of period	$596,652	$553,058

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers flexible liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of flexible regasification services, from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership.

As of March 31, 2024 and December 31, 2023, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 76.1% and 75.7%, respectively, of the ownership interests in EELP. The remaining 23.9% and 24.3% of the ownership interests were held by the Company as of March 31, 2024 and December 31, 2023, respectively.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but the consolidated balance sheet data does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Excelerate and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2023 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2024.

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers may contain one or several performance obligations usually consisting of FSRU and terminal services including time charter, regasification and other services and gas sales. For revenue accounted for under ASC 606, the Company determines the amount of revenue to be recognized through application of the five-step model outlined in ASC 606 as follows: when (i) a customer contract is identified, (ii) the performance obligation(s) have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligation(s) in the contract, and (v) the performance obligation(s) are satisfied. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Sales, value-added, and other taxes collected concurrently with the provision of goods or services are excluded from revenue when the customer is the primary obligor of such taxes.

Time charter, regasification and other services

The Company determined that its long-term time charter and terminal use contracts typically contain a lease. The lease of our vessels and terminals represents the use of the asset without any associated performance obligations or warranties (a lease component) and is accounted for in accordance with the provisions of ASC 842. These contracts may also contain non-lease components relating to operating the assets (i.e., provision of time charter, regasification and other services).

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

lease. For time charter contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the charter.

Since our adoption of ASC 842, the Company has applied the practical expedient to combine the lease component with our drydocking requirements (a non-lease component) in our leases classified as operating leases. During the first quarter of 2024, the Company adopted the practical expedient to also combine the lease component of our vessel leases classified as operating leases with time charter, regasification and other services provided in connection with our time charters (a non-lease component). In the agreements which we have applied this practical expedient, we determined that the timing and pattern of transfer of the lease and non-lease components is the same and that the lease component is the predominant characteristic. As a result, the combined components are presented as a single lease component under ASC 842.

The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. As of March 31, 2024 and December 31, 2023, the Company has two sales-type leases (for Summit LNG and Excellence). The provision of time charter, regasification and other services on the time charter contracts is considered a non-lease component and for our sales-type leases is accounted for as a separate performance obligation in accordance with the provision of ASC 606. Additionally, the Company has contracts with customers to provide time charter, regasification, and other services that do not contain a lease and are within the scope of ASC 606.

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

Gas sales

As part of its operations, the Company sells natural gas and LNG generally through its use of its FSRU fleet and terminals. Gas sales revenues are recognized at the point in time at which each unit of natural gas or LNG is transferred to the control of the customer. This varies depending on the contract terms, but typically occurs when the cargo is regasified and injected into a pipeline, when the LNG is transferred to another vessel, or when title and risk of loss of natural gas or LNG has otherwise transferred to a customer. Accommodation fees related to the diversion of cargos are recorded when the performance obligation is complete.

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

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires incremental disclosure related to a public entity’s reportable segments. The amendments are effective for public entities with fiscal years beginning

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024	December 31, 2023
Financial assets
Derivative financial instruments	Level 2	$4,411	$3,201
Financial liabilities
Derivative financial instruments	Level 2	$—	$(1,793)

As of March 31, 2024 and December 31, 2023, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of March 31, 2024 or December 31, 2023. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risks on its liabilities.

The values of the Level 2 interest rate swaps were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. We have consistently applied these valuation techniques in all periods presented.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three months ended March 31, 2024 and 2023.

4.
Accounts receivable, net

As of March 31, 2024 and December 31, 2023, accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade receivables	$60,337	$92,881
Accrued revenue	5,883	4,429
Amounts receivable – related party	412	192
Allowance for doubtful accounts	(216)	(217)
Accounts receivable, net	$66,416	$97,285

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at March 31, 2024 (in thousands):

March 31, 2024
Interest rate swaps (1)	$238,850

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash flow hedges
Current assets	$3,194	$2,653
Non-current assets	1,217	548
Current liabilities	—	(14)
Non-current liabilities	—	(1,779)
Net derivative assets	$4,411	$1,408

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
•
In 2023, the Company entered into long-term interest rate swap agreements with multiple major financial institutions. This arrangement is used to hedge the variability of the interest payments/interest risk on the Term Loan Facility (as defined herein) and will expire in March 2027. In the fourth quarter of 2023, we paid down a portion of the principal outstanding on the Term Loan Facility and a proportionate amount of the interest rate swaps was settled.

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended March 31,
Relationship		2024	2023
Interest rate swaps		$4,151	$389

Derivatives Designated in		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Location of Gain (Loss) Reclassified from	For the three months ended March 31,
Relationship	Accumulated Other Comprehensive Income into Income	2024	2023
Interest rate swaps	Interest expense	$1,163	$497

The amount of gain (loss) recognized in other comprehensive income as of March 31, 2024 and expected to be reclassified within the next 12 months is $3.2 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Other current assets

As of March 31, 2024 and December 31, 2023, other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$7,495	$8,139
Prepaid expenses – related party	2,033	2,162
Tax receivables	8,607	8,783
Inventories	1,088	2,946
Other receivables	7,428	5,326
Other current assets	$26,651	$27,356

For the three months ended March 31, 2023, we recorded a lower of cost or net realizable value inventory write-down of $1.0 million. This write-down is included in direct cost of gas sales on our consolidated statements of income. No write-down was recorded for the three months ended March 31, 2024.

7.
Property and equipment, net

As of March 31, 2024 and December 31, 2023, the Company’s property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Vessels	$2,488,355	$2,487,322
Buoy and pipeline	15,568	15,568
Finance lease right-of-use assets	40,007	40,007
Other equipment	18,409	18,366
Assets in progress	113,521	93,341
Less accumulated depreciation	(1,025,656)	(1,004,825)
Property and equipment, net	$1,650,204	$1,649,779

For the three months ended March 31, 2024 and 2023, depreciation expense was $22.0 million and $24.4 million, respectively.

8.
Accrued liabilities

As of March 31, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued vessel and cargo expenses	$53,198	$35,055
Payroll and related liabilities	11,976	19,766
Accrued turnover taxes	115	5,810
Current portion of TRA liability	6,067	6,067
Current portion of operating lease liabilities	1,714	1,744
Other accrued liabilities	20,541	21,354
Accrued liabilities	$93,611	$89,796

9.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Term Loan Facility	$180,742	$185,430
Experience Vessel Financing	120,656	123,750
2017 Bank Loans	72,157	74,013
EE Revolver	—	—
Total debt	373,555	383,193
Less unamortized debt issuance costs	(6,645)	(7,212)
Total debt, net	366,910	375,981
Less current portion, net	(44,383)	(42,614)
Total long-term debt, net	$322,527	$333,367

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the three months ended March 31, 2024.

	For the three months ended March 31, 2024
	Range	Weighted Average
Experience Vessel Financing	8.8%	8.8%
2017 Bank Loans (1)	8.3% – 10.2%	9.8%
Term Loan Facility (2)	8.4%	8.4%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.0% for the three months ended March 31, 2024.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 6.9% for the three months ended March 31, 2024.

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4% through the loan’s maturity in December 2033.

In the second quarter of 2023, the Company executed an amendment to convert the reference rate in the Experience Vessel Financing from the London Interbank Offered Rate (“LIBOR”) to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%.

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

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, as amended by the Amended Credit Agreement, the “EE Facilities”). The EE Facilities mature in March 2027. Proceeds from the Term Loan Facility were used to purchase Sequoia in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $269.5 million of the EE Revolver may be used for letters of credit.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2024, the Company had issued $40.0 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310.0 million of undrawn capacity was available for additional borrowings as of March 31, 2024.

As of March 31, 2024, the Company was in compliance with the covenants under its debt facilities.

10.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Exquisite Vessel Financing	$177,848	$180,029
Less current portion	(8,487)	(8,336)
Total long-term related party debt	$169,361	$171,693

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with Nakilat Excelerate LLC, its equity method investment, to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the vessel.

11.
Equity

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of our outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) upon our liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

Class B Common Stock

Excelerate Energy Holdings, LLC (“EE Holdings”), a company controlled directly and indirectly by Kaiser, holds all of the shares of our outstanding Class B Common Stock. The Class B Common Stock entitles the holder to one vote for each share of Class B Common Stock. Holders of shares of our Class B Common Stock vote together with holders of our Class A Common Stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise provided in our amended and restated certificate of incorporation or required by law.

As the only Class B stockholder, EE Holdings controlled 76.1% and 75.7% of the combined voting power of our common stock as of March 31, 2024 and December 31, 2023, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Restricted stock units vesting	95,466	39,702	55,764	–	55,764
Shares withheld for taxes	(13,301)	–	(13,301)	–	(13,301)
Share repurchases	–	588,030	(588,030)	–	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%

Balance at January 1, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Balance at March 31, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Dividends and Distributions

During the three months ended March 31, 2024, EELP declared distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
March 31, 2024	June 6, 2024	$2,051	$649	$0.025
December 31, 2023	March 28, 2024	$2,051	$673	$0.025

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project (“Albania Power Project”) and has received $5.6 million in cash contributions from the minority owner as of March 31, 2024. The Albania Power Project is fully consolidated in our financial statements.

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Program”). The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased approximately 588,030 shares of its outstanding Class A Common Stock at a weighted average price of $15.92 per share, for a total net cost of approximately $9.4 million. In accordance with the EELP LPA and in conjunction with the Program, EELP purchased Class A interests from Excelerate in proportion to the Class A Common Stock purchased during the three months ended March 31, 2024.

Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Program are determined by management in its discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions.

12.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Net income	$28,140	$30,739
Less net income attributable to non-controlling interest	21,816	23,895
Net income attributable to shareholders – basic and diluted	$6,324	$6,844

Weighted average shares outstanding – basic	26,161,691	26,254,167
Dilutive effect of unvested restricted common stock	19,549	15,695
Dilutive effect of unvested performance units	810	—
Weighted average shares outstanding – diluted	26,182,050	26,269,862

Earnings per share
Basic	$0.24	$0.26
Diluted	$0.24	$0.26

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended March 31,
	2024	2023
Restricted common stock	7,124	783
Performance stock units	342	309
Class B Common Stock	82,021,389	82,021,389

13.
Leases

Lessee arrangements

Finance leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment, net on the consolidated balance sheets. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of March 31, 2024, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

In March 2023, Excelerate exercised its option to purchase Sequoia, which triggered a reassessment of the associated lease. As our acquisition of Sequoia was reasonably certain as of March 31, 2023, the lease on the vessel was reclassified from an operating lease to a financing lease.

Finance lease liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finance lease liabilities	$206,885	$211,887
Less current portion of finance lease liabilities	(22,411)	(22,080)
Finance lease liabilities, long-term	$184,474	$189,807

Operating leases

As of December 31, 2023, the Company was a lessee in a terminal use lease, which was accounted for as an operating lease. In January 2024, this agreement transitioned to a TCP agreement.

Operating lease right-of-use assets are included within other assets on the consolidated balance sheets. The current and non-current portions of operating lease liabilities are included within accrued liabilities and other liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at March 31, 2024 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2024	$1,562	$24,936
2025	1,806	33,235
2026	1,434	33,235
2027	1,025	33,235
2028	886	27,584
Thereafter	448	113,152
Total lease payments	$7,161	$265,377
Less: imputed interest	(845)	(58,492)
Carrying value of lease liabilities	6,316	206,885
Less: current portion	(1,714)	(22,411)
Carrying value of long-term lease liabilities	$4,602	$184,474

As of March 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 4.1 years and 8.8 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 4.3 years and 9.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the three months ended March 31, 2024 and 2023 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended March 31,
	2024	2023
Amortization of finance lease right-of-use assets	$652	$1,017
Interest on finance lease liabilities	3,282	4,085
Operating lease expense	449	8,454
Short-term lease expense	253	174
Total lease costs	$4,636	$13,730

Other information related to leases for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Operating cash flows for finance leases	$3,282	$4,085
Financing cash flows for finance leases	5,001	5,297
Operating cash flows for operating leases	520	8,314

14.
Revenue

The following table presents the Company’s revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Revenue from leases	$137,910	$102,966
Revenue from contracts with customers
Time charter, regasification and other services	19,084	15,611
Gas sales	43,119	92,479
Total revenue	$200,113	$211,056

As a result of the Company’s adoption of the ASC 842 practical expedient discussed in Note 2 – Summary of significant accounting policies, $21.4 million in the three months ended March 31, 2023, was reclassified from Time charter, regasification and other services to Revenue from leases to conform with the current period presentation.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three months ended March 31, 2024 and 2023 consists of the following (in thousands):

	For the three months ended March 31,
	2024	2023
Operating lease income	$122,876	$84,976
Sales-type lease income	15,034	17,990
Total revenue from leases	$137,910	$102,966

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three months ended March 31, 2024, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $15.0 million compared to $18.0 million for the three months ended March 31, 2023.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of March 31, 2024, the Company is the lessor to time charter agreements with customers on eight of its vessels. The following represents the amount of property and equipment that is leased to customers as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment	$2,460,504	$2,184,347
Accumulated depreciation	(950,849)	(929,141)
Property and equipment, net	$1,509,655	$1,255,206

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of March 31, 2024, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2024	$66,009	$332,850
2025	87,612	379,700
2026	87,612	354,327
2027	87,612	363,280
2028	80,848	291,975
Thereafter	411,507	1,031,014
Total undiscounted	$821,200	$2,753,146
Less: imputed interest	(424,982)
Net investment in sales-type leases	396,218
Less: current portion	(18,034)
Non-current net investment in sales-type leases	$378,184

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended March 31, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$15,034	$14,781	$41,455	$71,270
Latin America	55,801	—	—	55,801
Middle East (1)	39,816	—	—	39,816
Europe	27,259	—	—	27,259
Other	—	4,303	1,664	5,967
Total revenue	$137,910	$19,084	$43,119	$200,113

	For the three months ended March 31, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$17,991	$10,666	$—	$28,657
Latin America	30,055	—	70,253	100,308
Middle East (1)	36,107	—	—	36,107
Europe	18,813	—	22,226	41,039
Other	—	4,945	—	4,945
Total revenue	$102,966	$15,611	$92,479	$211,056
(1)
Includes Pakistan and the UAE.

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regasification and other services varies and occurs according to the contract. As of March 31, 2024 and December 31, 2023, receivables from contracts with customers were $23.8 million and $73.8 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at March 31, 2024 and December 31, 2023, was $0.8 million and $0.4 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the three months ended March 31, 2024 and 2023.

There were no contract liabilities from advance payments in excess of revenue recognized from services as of March 31, 2024 and December 31, 2023. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in other long-term liabilities. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain vessels, and vessel repositioning. Revenue will be recognized as the performance obligations are complete.

The following table reflects the changes in our liabilities related to long-term contracts with customers as of March 31, 2024 (in thousands):

March 31, 2024
Deferred revenues, beginning of period	$56,267
Cash received but not yet recognized	20,986
Revenue recognized from prior period deferral	(28,378)
Deferred revenues, end of period	$48,875

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

In November 2023, Excelerate signed a 15-year LNG sale and purchase agreement (the “Petrobangla SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from Excelerate beginning in 2026. Excelerate will deliver 0.85 million tonnes per annum (“MTPA”) of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs in Bangladesh, Excellence and Summit LNG.

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, we will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $7,874.4 million as of March 31, 2024. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2024	$32,515
2025	43,157
2026	499,054
2027	484,105
2028	560,739
Thereafter	6,254,817
Total expected revenue	$7,874,387

15.
Long-term incentive compensation

In April 2022, Excelerate adopted the Excelerate Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan was adopted to promote and closely align the interests of Excelerate's employees, officers, non-employee directors and other service providers and its stockholders by providing stock-based compensation and other performance-based compensation. The LTI Plan allows for the grant of up to 10.8 million shares, stock options, stock appreciation rights, alone or in conjunction with other awards; restricted stock and restricted stock units, including performance units; incentive bonuses, which may be paid in cash, stock or a combination thereof; and other stock-based awards. The share pool increases on January 1st of each calendar year by a number of shares equal to 4% of the outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and cost of revenue and vessel operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire ten years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over one, two or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s EBITDA. In 2024, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

For the three months ended March 31, 2024 and 2023, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended March 31,
	2024	2023
Stock-based compensation expense	$1,377	$357

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2024 and provides information for outstanding and exercisable options as of March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(years)
Outstanding at January 1, 2024	317,601	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2024	317,601	$24.00	7.8
Exercisable at March 31, 2024	74,164	$24.00	7.1

As of March 31, 2024, the Company had $2.5 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 3.0 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the three months ended March 31, 2024 and provides information for unvested shares as of March 31, 2024:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2024	318,150	$20.88
Granted	461,715	14.98
Vested	(95,466)	21.62
Forfeited	—	—
Unvested at March 31, 2024	684,399	$16.79

As of March 31, 2024 the Company had $11.0 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.5 years.

Performance units

In 2023, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the Company’s EBITDA and the market condition relates to Excelerate’s relative total shareholder return as compared to its peer group. Changes in the Company’s expected EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

In March 2024, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to two different market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

The fair value of the performance units granted in 2024 and 2023 is calculated based on a Monte Carlo simulation of the grant’s market condition, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index over the expected life of the granted units. The Company uses estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The table below describes the assumptions used to value the awards granted in 2024 and 2023:

	2024	2023
Risk-free interest rate	4.4%	3.9%
Expected volatility	50.6%	58.0%
Expected term	2.82 years	2.76 years

The following table summarizes performance unit activity for the three months ended March 31, 2024 and provides information for unvested performance units (reflected at target performance) as of March 31, 2024:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2024	84,699	$28.80
Granted	247,073	16.93
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2024	331,772	$20.02

As of March 31, 2024, the Company had $5.7 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.6 years.

16.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended March 31, 2024 and 2023 was $6.9 million and $7.6 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended March 31, 2024 and 2023 was 19.7% and 19.8%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

The Organization for Economic Co-operation and Development (“OECD”) has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by over 130 countries worldwide. The effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. While the Company does not expect a resulting material change to our income tax provision for the current year, the Company is evaluating the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

17.
Related party transactions

The Company had one debt instrument with related parties as of March 31, 2024 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 10 – Long-term debt – related party.

Kaiser has, over time, donated significant amounts of money to the George Kaiser Family Foundation (“the Foundation”). The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance with the Foundation.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the three months ended March 31,
	2024	2023
Fees reimbursable to Kaiser	$69	$1,026

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Amounts due from related parties	$412	$192
Amounts due to related parties	139	577
Prepaid expenses – related party	2,033	2,162

18.
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

To manage credit risk associated with the interest rate hedges, the Company selects counterparties based on their credit ratings and limits the exposure to any single counterparty. The counterparties to our derivative contracts are major financial institutions with investment grade credit ratings. The Company periodically monitors the credit risk of the counterparties and adjusts the hedging position as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with our derivative contracts.

The following table shows customers with revenues of 10% or greater of total revenues:

	Three months ended March 31,
	2024	2023
Customer A	28%	10%
Customer B	19%	40%
Customer C	7%	16%

Certain customers of ours may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase their percentage of our total revenues as compared to those customers who are only FSRU and terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, our direct cost of gas sales also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the changes in revenues by customer may be disproportionate to the relative increase in concentration risk within our operations.

Substantially all of the net book value of our long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

19.
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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s future LNG purchase obligations as of March 31, 2024 (in thousands):

LNG purchase obligations (1)	$12,069,534
(1)
Purchase commitments will be based on either monthly Henry Hub natural gas futures or Brent Crude pricing, times a fixed percentage or plus a contractual spread where applicable. The total obligation is calculated using pricing as of March 31, 2024. These obligations may depend on supplier LNG facilities becoming operational, none of which are expected to begin within the next 12 months.
20.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for taxes	$8,019	$5,467
Cash paid for interest	14,893	12,157
Increase (decrease) in capital expenditures included in accounts payable	9,669	(3,498)
Finance lease right-of-use asset	—	263,503
Accrual for additional repurchases of Class A Common Stock	929	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$578,882	$555,853
Restricted cash – current	3,613	2,655
Restricted cash – non-current	14,157	13,950
Cash, cash equivalents, and restricted cash	$596,652	$572,458

21.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052

At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208

22.
Subsequent events

Dividend Declaration

On May 2, 2024, our Board of Directors approved a cash dividend, with respect to the quarter ended March 31, 2024, of $0.025 per share of Class A Common Stock. The dividend is payable on June 6, 2024, to Class A Common Stockholders of record as of the close of business on May 22, 2024. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and included in the 2023 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the 2023 Annual Report, this Form 10-Q and our other filings with the SEC. Please also see the section titled “Forward-Looking Statements.”

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

Our business spans the globe, with regional offices in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE, one of the largest providers of regasified LNG capacity in Brazil and Pakistan, and we operate the largest floating storage and regasification unit (“FSRU”) in Brazil. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the three months ended March 31, 2024, we generated revenues of $200.1 million, net income of $28.1 million and Adjusted EBITDA of $75.4 million. For the three months ended March 31, 2023, we generated revenues of $211.1 million, net income of $30.7 million and Adjusted EBITDA of $79.9 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of March 31, 2024, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,700 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,700 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended March 31, 2024 and 2023, we generated revenues of $157.0 million and $118.6 million, respectively, from our FSRU and terminal services businesses, representing approximately 78% and 56% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended March 31, 2024 and 2023 we generated revenues of $43.1 million and $92.5 million, respectively, from LNG and natural gas sales, representing approximately 22% and 44% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in organic and inorganic commercial opportunities. We are evaluating and pursuing early-stage projects with opportunities in South Asia, Asia Pacific, Latin America, Europe, and the Middle East.

Recent Trends and Outlook

Natural gas and LNG prices decreased during the first quarter of 2024 relative to the fourth quarter of 2023. Dutch Title Transfer Facility (“TTF”) and Japan Korea Marker (“JKM”) average first quarter pricing ($8.65/million British thermal units (“MMBtu”) and $11.90/MMBtu, respectively) decreased compared to the fourth quarter of 2023 ($13.58/MMBtu and $15.75/MMBtu, respectively). Lower demand in both Europe and northern Asia prevented price escalation during the first quarter of 2024. European natural gas storage ended the 2023-2024 winter season at about 61% of capacity. Injection season is already underway with a goal to have natural gas storage levels at 90% of capacity by October 1, 2024. Geopolitical risk premiums remained high in the first quarter of 2024 due to the continuation of the Israel-Hamas war, but structurally-balanced LNG markets and warmer than normal winter months prevented prices from escalating. Most recently, energy markets have shown a muted response to the Iran-Israel conflict, despite the threat it poses to global energy balances.

Relatively low and steady LNG spot prices in 2023 and through the first quarter of 2024 have benefited LNG consumers, allowing buyers in Asia to continue purchasing spot cargoes. Unless pricing significantly increases above recent levels, we expect to see continued interest from the markets we serve, such as Bangladesh and, during their winter season, Argentina. China’s LNG imports recovered significantly in response to lowered spot market prices, increased term volumes, and increased gas-fired generation pushing up overall gas demand through 2023. This trend continued into the first quarter of 2024 as LNG imports increased by three million tonnes (“MT”) to 19 MT during first quarter of 2024 compared to 16 MT during the first quarter of 2023.

Brazil also experienced an increase in LNG imports. The effects of an intense and prolonged El Niño event prompted higher-than-normal summer temperatures, which, coupled with maintenance outages of Brazil’s offshore natural gas production, led to increased LNG imports. Our 10-year charter with Petrobras for Sequoia is another example of our infrastructure providing not only energy security, but also reliability.

In January 2024, the Biden Administration announced a temporary pause on pending decisions of new LNG export authorizations to non-Free Trade Agreement (“non-FTA”) countries. During the energy industry’s CERAWeek conference in March 2024, Secretary Jennifer Granholm of the Department of Energy assured attendees that by the next CERAWeek in March 2025 the pause on LNG export project approvals imposed by the Biden Administration would be lifted. There are approximately 16 liquefaction projects with approximately 156 MTPA of LNG capacity pending final investment decision (“FID”) that are facing regulatory delays. It is likely that a majority of the export projects would not reach FID until next year. Our agreement to purchase up to 0.7 MTPA of LNG from Venture Global’s Plaquemines Phase 2 LNG facility is not affected by the temporary pause. Together with our additional LNG purchase commitments from QatarEnergy, we expect that our portfolio will give us the opportunity to assist both new and existing customers in better managing the typical uncertainties of local demand, while capturing potential arbitrage opportunities ourselves.

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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment and other assets include costs incurred for our fleet of FSRUs and terminal assets, including capitalized costs related to drydocking activities. Generally, we are required to drydock each of our vessels every five years, but vessels older than 15 years of age require a shorter duration drydocking or in-place bottom survey every two and a half years.

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

Earnings from equity-method investment

Earnings from equity-method investment relate to our 45% ownership interest in the joint venture with Nakilat Excelerate LLC, which we acquired in 2018.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock as well as earnings allocable to the third-party equity ownership interests in our subsidiaries, Excelerate Energy Bangladesh, LLC and Excelerate Albania Holding Sh.p.k.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended March 31,
	2024	2023
	(In thousands)
FSRU and terminal services revenues	$156,994	$118,577
Gas sales revenues	43,119	92,479
Cost of revenue and vessel operating expenses	(70,613)	(58,792)
Direct cost of gas sales	(39,879)	(55,185)
Depreciation and amortization expense	(22,910)	(25,193)
Gross Margin	$66,711	$71,886
Depreciation and amortization expense	22,910	25,193
Adjusted Gross Margin	$89,621	$97,079

	Three months ended March 31,
	2024	2023
	(In thousands)
Net income	$28,140	$30,739
Interest expense	15,606	15,547
Provision for income taxes	6,901	7,603
Depreciation and amortization expense	22,910	25,193
Accretion expense	455	436
Long-term incentive compensation expense	1,377	357
Adjusted EBITDA	$75,389	$79,875

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	For the three months ended March 31,
	2024	2023	Change
	(In thousands)
Revenues
FSRU and terminal services	$156,994	$118,577	$38,417
Gas sales	43,119	92,479	(49,360)
Total revenues	200,113	211,056	(10,943)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	70,613	58,792	11,821
Direct cost of gas sales	39,879	55,185	(15,306)
Depreciation and amortization	22,910	25,193	(2,283)
Selling, general and administrative	21,552	22,317	(765)
Total operating expenses	154,954	161,487	(6,533)
Operating income	45,159	49,569	(4,410)
Other income (expense)
Interest expense	(12,146)	(11,955)	(191)
Interest expense – related party	(3,460)	(3,592)	132
Earnings from equity method investments	531	416	115
Other income, net	4,957	3,904	1,053
Income before income taxes	35,041	38,342	(3,301)
Provision for income taxes	(6,901)	(7,603)	702
Net income	28,140	30,739	(2,599)
Less net income attributable to non-controlling interests	21,816	23,895	(2,079)
Net income attributable to shareholders	$6,324	$6,844	$(520)
Additional financial data:
Gross Margin	$66,711	$71,886	$(5,175)
Adjusted Gross Margin	89,621	97,079	(7,458)
Adjusted EBITDA	75,389	79,875	(4,486)
Capital expenditures	12,769	14,929	(2,160)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net income

Net income was $28.1 million for the three months ended March 31, 2024, a decrease of $2.6 million, as compared to $30.7 million for the three months ended March 31, 2023. Net income was lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($18.4 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.1 million), and a decrease in other gas sales opportunities ($3.9 million), partially offset by a full quarter of our charter with Germany ($8.1 million), a decrease in depreciation and amortization, primarily as a result of the update to our useful life assumption in the fourth quarter of 2023 ($5.9 million), various charter rate increases ($5.4 million), the benefit of the Sequoia acquisition ($3.6 million), and an increase in interest income ($2.3 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $66.7 million for the three months ended March 31, 2024, a decrease of $5.2 million, as compared to $71.9 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, Adjusted Gross Margin was $89.6 million, a decrease of $7.5 million, as compared to $97.1 million for the three months ended March 31, 2023. Gross Margin and Adjusted Gross Margin were lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($18.4 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.4 million), and a decrease in other gas sales opportunities ($3.9 million), partially offset by a full quarter of our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), and various charter rate increases ($5.4 million). Gross Margin also decreased due to higher depreciation and amortization as a result of acquiring Sequoia ($2.4 million), partially offset by the update to our useful life assumption in the fourth quarter of 2023 ($5.9 million).

Adjusted EBITDA

Adjusted EBITDA was $75.4 million for the three months ended March 31, 2024, a decrease of $4.5 million, as compared to $79.9 million for the three months ended March 31, 2023. Adjusted EBITDA was lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($18.4 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.1 million), and a decrease in other gas sales opportunities ($3.9 million), partially offset by a full quarter of our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), various charter rate increases ($5.4 million), and an increase in interest income ($2.3 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $157.0 million for the three months ended March 31, 2024, an increase of $38.4 million as compared to $118.6 million for the three months ended March 31, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024, and a full quarter of our charter with Germany.

Gas sales revenues

Gas sales revenues were $43.1 million for the three months ended March 31, 2024, a decrease of $49.4 million, as compared to $92.5 million for the three months ended March 31, 2023. The decrease was primarily due to higher natural gas sales volumes and prices during the three months ended March 31, 2023 related to our terminal operations in Brazil and gas sales activity in Finland, partially offset by LNG sales in Bangladesh during the three months ended March 31, 2024.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $70.6 million for the three months ended March 31, 2024, an increase of $11.8 million, as compared to $58.8 million for the three months ended March 31, 2023. The increase in cost of revenue and vessel operating expenses was primarily due to drydock costs on Summit LNG and increased personnel costs in Argentina, partially offset by lower operating lease expense due to the acquisition of Sequoia, and lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024.

Direct cost of gas sales

Direct cost of gas sales was $39.9 million for the three months ended March 31, 2024, a decrease of $15.3 million, as compared to $55.2 million for the three months ended March 31, 2023. The decrease was primarily due to higher natural gas sales volumes and prices during the three months ended March 31, 2023 related to our terminal operations in Brazil and gas sales activity in Finland which commenced in the fourth quarter of 2022, partially offset by LNG sales in Bangladesh during the three months ended March 31, 2024.

Depreciation and amortization expenses

Depreciation and amortization expenses were $22.9 million for the three months ended March 31, 2024, a decrease of $2.3 million, as compared to $25.2 million for the three months ended March 31, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions, partially offset by increases from the acquisition of Sequoia in the second quarter of 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.6 million for the three months ended March 31, 2024, a decrease of $0.7 million, as compared to $22.3 million for the three months ended March 31, 2023. Selling, general and administrative expenses were essentially flat for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Interest expense

Interest expense was $12.1 million for the three months ended March 31, 2024, an increase of $0.1 million, as compared to $12.0 million for the three months ended March 31, 2023. Interest expense increased due to our entering into the Term Loan (as defined herein) in the second quarter of 2023, partially offset by accelerated amortization of deferred issuance costs related to the Amended Credit Agreement (as defined herein) recognized in the three months ended March 31, 2023.

Interest expense – related party

Interest expense – related party was $3.5 million for the three months ended March 31, 2024, a decrease of $0.1 million, as compared to $3.6 million for the three months ended March 31, 2023. Interest expense – related party for the three months ended March 31, 2024 was essentially flat as compared to the three months ended March 31, 2023.

Other income, net

Other income, net was $5.0 million for the three months ended March 31, 2024, an increase of $1.1 million as compared to $3.9 million for the three months ended March 31, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds, partially offset by higher foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2024 and 2023, was $6.9 million and $7.6 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended March 31, 2024 and 2023, was 19.7% and 19.8%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $21.8 million for the three months ended March 31, 2024, a decrease of $2.1 million, as compared to $23.9 million for the three months ended March 31, 2023. The decrease in net income attributable to non-controlling interest was primarily due to lower net income.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in our Dividend and Distribution Policy in the 2023 Annual Report. For more information regarding our planned dividend payments, see Note 11 – Equity. As of March 31, 2024, we had $578.9 million in unrestricted cash and cash equivalents.

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

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, capital contributions and our operating cash flows as discussed below. We expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to fund income taxes, fund our obligations under the Tax Receivable Agreement (“TRA”), and pay cash dividends and distributions. Any determination to pay dividends to holders of our common stock and distributions to holders of EELP’s Class B interests will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Program”). The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased 588,030 shares of its outstanding Class A Common Stock at a weighted average price of

$15.92 per share, for a total net cost of approximately $9.4 million. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

Cash Flow Statement Highlights

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three months ended March 31,
	2024	2023	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$64,661	$46,797	$17,864
Investing activities	(12,769)	(14,929)	2,160
Financing activities	(27,733)	(16,361)	(11,372)
Effect of exchange rate on cash, cash equivalents, and restricted cash	35	(420)	455
Net increase in cash, cash equivalents, and restricted cash	$24,194	$15,087	$9,107

Operating Activities

Cash flows provided by operating activities increased by $17.9 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to:

•
an $86.0 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to payments made the first quarter of 2023 for cargoes sold in the fourth quarter of 2022; and
•
a $7.4 million decrease in cash flows used in settling other long-term liabilities primarily due to the acquisition of Sequoia partially offset by recognition of deferred revenue from the Summit LNG drydock;
•
partially offset by a $44.1 million decrease in cash received for other current assets and other assets primarily due to gas sales in Brazil and Finland in the first quarter of 2023;
•
a $23.8 million decrease in cash received related to deferred revenues, primarily related to recognition of deferred revenues related to the Summit LNG drydock; and
•
a $7.0 million decrease in the amortization of operating lease right-of-use assets, primarily due to the acquisition of Sequoia and the end of the lease of the Bahia terminal in the fourth quarter of 2023.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $2.2 million for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to 2023 vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland and lower spending on construction of our Albanian power barges, partially offset by upgrades on Excelsior.

Financing Activities

Cash flows used in financing activities increased by $11.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to $8.4 million in cash paid under our Class A Common Stock share repurchase program, a $5.0 million increase in repayments on long-term debt and a $2.7 million increase in distributions to shareholders, partially offset by $4.6 million in cash paid for debt issuance costs incurred in 2023.

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

As of March 31, 2024, the Company had issued $40.0 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $310.0 million of undrawn capacity was available for additional borrowings as of March 31, 2024.

As of March 31, 2024, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2023, we had future minimum lease payments totaling $7.3 million. As of March 31, 2024, we had future minimum lease payments totaling $7.2 million and are committed to $1.6 million in year one, $3.2 million for years two and three, $1.9 million for years four and five and $0.4 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2023, we had future minimum lease payments totaling $274.1 million. As of March 31, 2024, we had future minimum lease payments totaling $265.4 million and are committed to $24.9 million in payments in year one, $66.5 million for years two and three, $60.8 million for years four and five and $113.2 million thereafter.

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

Tax Receivable Agreement

In April 2022, we entered into the TRA with Excelerate Energy Holdings, LLC and the George Kaiser Family Foundation (together, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that exist as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA.

Venture Global SPA

In February 2023, we executed a 20-year LNG sale and purchase agreement with Venture Global LNG (the “Venture Global SPA”). Under the Venture Global SPA, we will purchase 0.7 MTPA of LNG on a free-on-board basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. The start of this commitment, however, is dependent on the LNG facility becoming operational, which is not expected in the next 12 months.

QatarEnergy SPA

In January 2024, we executed a 15-year SPA with QatarEnergy (the “QatarEnergy SPA”). Under the QatarEnergy SPA, we have agreed to purchase LNG from QatarEnergy beginning in 2026. QatarEnergy will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. Our purchase commitment will be based on a three-month average of Brent Crude prices for the months immediately preceding each delivery, times a fixed percentage. These LNG volumes are intended to be used to supply sales under the Petrobangla SPA.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2023 Annual Report and the notes to the audited financial statements included therein.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2023 Annual Report.

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

As of March 31, 2024, the fair value of our interest rate swaps was $4.4 million, compared to $1.4 million as of December 31, 2023. Based on our hedged notional amount as of March 31, 2024, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $6.3 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of March 31, 2024 or 2023.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the three months ended March 31, 2024, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the three months ended March 31, 2024 and 2023, we recorded $(1.4) million and $(0.4) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 19 – Commitments and contingencies in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2023 Annual Report, except as disclosed below:

We cannot assure you that we will pay dividends on our Class A Common Stock or that we will repurchase our common stock pursuant to the Program, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.

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

Furthermore, although our board of directors has authorized the Program, the timing, manner, price and amount of any common stock repurchases will be determined by management in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. We are not obligated to make any purchases under the program, and we may discontinue it at any time. Additionally, our operations are conducted through our wholly owned subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments or conduct share repurchases, if any, is highly dependent on the earnings of, and the receipt of funds from, our subsidiaries. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock or our ability to repurchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the Program
				(in thousands)
March 1, 2024 to March 31, 2024 (1)	588,030	$15.92	588,030	$40,641
(1)
Shares purchased under Program announced February 22, 2024 which authorizes total purchases of up to $50.0 million and expires February 28, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2024).
10.2*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2024).
10.3*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (Employees 2024).
10.4*	Corrective Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: May 9, 2024	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)