Form 10-Q
period 2024-06-30
Excelerate Energy, Inc.
filed 2024-08-09
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 25,051,298 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed receipt of payment or existing or anticipated project cancellations;
•
the competitive market for liquefied natural gas (“LNG”) regasification services;
•
changes in the supply of and demand for and price of LNG and natural gas and LNG regasification capacity;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our assets;
•
our operations outside of the United States are subject to varying degrees of political, legal and economic risk;
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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$609,082	$555,853
Current portion of restricted cash	2,650	2,655
Accounts receivable, net	45,774	97,285
Current portion of net investments in sales-type leases	18,805	16,463
Other current assets	27,472	27,356
Total current assets	703,783	699,612
Restricted cash	14,410	13,950
Property and equipment, net	1,654,707	1,649,779
Net investments in sales-type leases	373,201	383,547
Investment in equity method investee	21,680	21,269
Deferred tax assets, net	39,062	42,948
Other assets	60,589	49,274
Total assets	$2,867,432	$2,860,379
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,249	$13,761
Accrued liabilities and other liabilities	89,651	89,796
Current portion of deferred revenue	29,500	27,169
Current portion of long-term debt	46,243	42,614
Current portion of long-term debt – related party	8,617	8,336
Current portion of finance lease liabilities	22,761	22,080
Total current liabilities	205,021	203,756
Long-term debt, net	310,183	333,367
Long-term debt, net – related party	166,957	171,693
Finance lease liabilities	179,045	189,807
TRA liability	64,761	67,061
Asset retirement obligations	42,751	41,834
Other long-term liabilities	49,886	43,507
Total liabilities	$1,018,604	$1,051,025
Commitments and contingencies (Note 19)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,395,671 shares issued as of June 30, 2024 and 26,284,027 shares issued as of December 31, 2023)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	82	82
Additional paid-in capital	468,543	465,551
Retained earnings	51,432	39,754
Accumulated other comprehensive income	1,085	505
Treasury stock (1,344,373 shares as of June 30, 2024 and 20,624 shares as of December 31, 2023)	(22,216)	(472)
Non-controlling interest	1,349,876	1,303,908
Total equity	1,848,828	1,809,354
Total liabilities and equity	$2,867,432	$2,860,379

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$150,987	$125,462	$307,981	$244,039
Gas sales	32,346	306,910	75,465	399,389
Total revenues	183,333	432,372	383,446	643,428
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	46,579	48,664	117,192	107,456
Direct cost of gas sales	31,173	277,693	71,052	332,878
Depreciation and amortization	30,400	30,772	53,310	55,965
Selling, general and administrative expenses	25,300	21,563	46,852	43,880
Total operating expenses	133,452	378,692	288,406	540,179
Operating income	49,881	53,680	95,040	103,249
Other income (expense)
Interest expense	(12,057)	(13,479)	(24,203)	(25,434)
Interest expense – related party	(3,419)	(3,593)	(6,879)	(7,185)
Earnings from equity method investment	592	392	1,123	808
Other income, net	5,707	2,268	10,664	6,172
Income before income taxes	40,704	39,268	75,745	77,610
Provision for income taxes	(7,427)	(9,712)	(14,328)	(17,315)
Net income	33,277	29,556	61,417	60,295
Less net income attributable to non-controlling interest	26,605	23,588	48,421	47,483
Net income attributable to shareholders	$6,672	$5,968	$12,996	$12,812

Net income per common share – basic	$0.27	$0.23	$0.51	$0.49
Net income per common share – diluted	$0.26	$0.23	$0.50	$0.49
Weighted average shares outstanding – basic	25,175,057	26,254,167	25,668,374	26,254,167
Weighted average shares outstanding – diluted	25,338,067	26,266,312	25,747,145	26,272,890

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$33,277	$29,556	$61,417	$60,295
Other comprehensive income (loss)
Cumulative translation adjustment	(41)	315	(6)	(105)
Change in unrealized gains on cash flow hedges	175	3,516	3,163	3,408
Share of other comprehensive income (loss) of equity method investee	5	504	(757)	(233)
Other comprehensive loss attributable to non-controlling interest	(106)	(3,286)	(1,820)	(2,328)
Comprehensive income	33,310	30,605	61,997	61,037
Less comprehensive income attributable to non-controlling interest	26,605	23,588	48,421	47,483
Comprehensive income attributable to shareholders	$6,705	$7,017	$13,576	$13,554

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023

	Issued						Accumulated
	Class A		Class B			Additional	other			Non-
	Common Stock		Common Stock		Retained	paid-in	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	earnings	capital	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$39,754	$465,551	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	6,324	—	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	—	330	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	(673)	—	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Long-term incentive compensation units vested, net	82,165	—	—	—	—	(214)	—	39,702	(858)	—	(1,072)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$45,405	$465,667	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198
Net income	—	—	—	—	6,672	—	—	—	—	26,605	33,277
Other comprehensive income	—	—	—	—	—	—	33	—	—	106	139
Long-term incentive compensation	—	—	—	—	—	449	—	—	—	1,471	1,920
Class A dividends – $0.025 per share	—	—	—	—	(645)	—	—	—	—	—	(645)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	268	268
Distributions	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)
Long-term incentive compensation units vested, net	29,479	—	—	—	—	1,628	—	22,237	(360)	(1,363)	(95)
Repurchase of Class A Common Stock	—	—	—	—	—	799	—	673,780	(11,179)	636	(9,744)
Balance at June 30, 2024	26,395,671	$26	82,021,389	$82	$51,432	$468,543	$1,085	1,344,373	$(22,216)	$1,349,876	$1,848,828

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023

	Issued						Accumulated
	Class A		Class B			Additional	other			Non-
	Common Stock		Common Stock		Retained	paid-in	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	earnings	capital	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$12,009	$464,721	$515	—	$—	$1,219,344	$1,696,697
Net income	—	—	—	—	6,844	—	—	—	—	23,895	30,739
Other comprehensive loss	—	—	—	—	—	—	(307)	—	—	(958)	(1,265)
Long-term incentive compensation	—	—	—	—	—	86	—	—	—	271	357
Class A dividends – $0.025 per share	—	—	—	—	(663)	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	337	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$18,190	$464,807	$208	—	$—	$1,240,838	$1,724,151
Net income	—	—	—	—	5,968	—	—	—	—	23,588	29,556
Other comprehensive income	—	—	—	—	—	—	1,049	—	—	3,286	4,335
Long-term incentive compensation	—	—	—	—	—	260	—	—	—	814	1,074
Class A dividends – $0.025 per share	—	—	—	—	(669)	—	—	—	—	—	(669)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	320	320
Distributions	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Balance at June 30, 2023	26,254,167	$26	82,021,389	$82	$23,489	$465,067	$1,257	—	$—	$1,264,795	$1,754,716

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2024 and 2023

	Six months ended June 30,
	2024	2023
Cash flows from operating activities	(In thousands)
Net income	$61,417	$60,295
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	53,310	55,965
Amortization of operating lease right-of-use assets	860	9,674
ARO accretion expense	918	877
Amortization of debt issuance costs	1,715	3,983
Deferred income taxes	2,566	1,980
Share of net earnings in equity method investee	(1,123)	(808)
Long-term incentive compensation expense	3,297	1,431
(Gain)/loss on non-cash items	(44)	1,747
Changes in operating assets and liabilities:
Accounts receivable	51,511	(67,420)
Other current assets and other assets	(10,855)	130,640
Accounts payable and accrued liabilities	(23,995)	(53,520)
Current portion of deferred revenue	2,331	(122,835)
Net investments in sales-type leases	8,004	6,921
Other long-term liabilities	5,128	(4,451)
Net cash provided by operating activities	$155,040	$24,479

Cash flows from investing activities
Purchases of property and equipment	(38,268)	(292,788)
Sales of property and equipment	—	4,101
Net cash used in investing activities	$(38,268)	$(288,687)

Cash flows from financing activities
Repurchase of Class A Common Stock	(20,324)	—
Proceeds from Term Loan Facility	—	250,000
Repayments of long-term debt	(20,627)	(10,925)
Repayments of long-term debt – related party	(4,455)	(4,085)
Payment of debt issuance costs	—	(7,018)
Principal payments under finance lease liabilities	(10,081)	(10,752)
Taxes withheld for long-term incentive compensation	(253)	—
Dividends paid	(1,278)	(1,313)
Distributions	(6,541)	(6,101)
Minority owner contribution – Albania Power Project	477	657
Net cash provided by (used in) financing activities	$(63,082)	$210,463

Effect of exchange rate on cash, cash equivalents, and restricted cash	(6)	(105)

Net increase (decrease) in cash, cash equivalents and restricted cash	53,684	(53,850)

Cash, cash equivalents and restricted cash
Beginning of period	$572,458	$537,971
End of period	$626,142	$484,121

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

As of June 30, 2024 and December 31, 2023, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 76.6% and 75.7%, respectively, of the ownership interests in EELP. The remaining 23.4% and 24.3% of the ownership interests were held by the Company as of June 30, 2024 and December 31, 2023, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2023 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2024.

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

The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. As of June 30, 2024 and December 31, 2023, the Company has two sales-type leases (for Summit LNG and Excellence). The provision of time charter, regasification and other services on the time charter contracts is considered a non-lease component and for our sales-type leases is accounted for as a separate performance obligation in accordance with the provision of ASC 606. Additionally, the Company has contracts with customers to provide time charter, regasification, and other services that do not contain a lease and are within the scope of ASC 606.

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

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires incremental disclosure related to a public entity’s reportable segments. The amendments are effective for public entities with fiscal years

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the inclusion of specific categories and greater disaggregation of information in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. The guidance in this update is effective for public entities with fiscal years beginning after December 15, 2024, and early adoption is permitted. The updates are to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024	December 31, 2023
Financial assets
Derivative financial instruments	Level 2	$4,585	$3,201
Financial liabilities
Derivative financial instruments	Level 2	$—	$(1,793)

As of June 30, 2024 and December 31, 2023, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of June 30, 2024 or December 31, 2023. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

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

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and six months ended June 30, 2024 and 2023.

4.
Accounts receivable, net

As of June 30, 2024 and December 31, 2023, accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade receivables	$39,648	$92,881
Accrued revenue	5,951	4,429
Amounts receivable – related party	379	192
Allowance for doubtful accounts	(204)	(217)
Accounts receivable, net	$45,774	$97,285

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at June 30, 2024 (in thousands):

June 30, 2024
Interest rate swaps (1)	$232,972

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash flow hedges
Current assets	$3,070	$2,653
Non-current assets	1,515	548
Current liabilities	—	(14)
Non-current liabilities	—	(1,779)
Net derivative assets	$4,585	$1,408

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended June 30,		For the six months ended June 30,
Relationship		2024	2023	2024	2023
Interest rate swaps		$1,102	$4,194	$5,253	$4,583

Derivatives Designated in		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Location of Gain (Loss) Reclassified from	For the three months ended June 30,		For the six months ended June 30,
Relationship	Accumulated Other Comprehensive Income into Income	2024	2023	2024	2023
Interest rate swaps	Interest expense	$927	$678	$2,090	$1,175

The amount of gain (loss) recognized in other comprehensive income as of June 30, 2024 and expected to be reclassified within the next 12 months is $3.1 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Other current assets

As of June 30, 2024 and December 31, 2023, other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$8,893	$8,139
Prepaid expenses – related party	2,027	2,162
Tax receivables	8,436	8,783
Inventories	1,088	2,946
Other receivables	7,028	5,326
Other current assets	$27,472	$27,356

For the six months ended June 30, 2023, we recorded a lower of cost or net realizable value inventory write-down of $1.0 million. This write-down is included in direct cost of gas sales on our consolidated statements of income. No write-down was recorded for the six months ended June 30, 2024.

7.
Property and equipment, net

As of June 30, 2024 and December 31, 2023, the Company’s property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Vessels	$2,528,703	$2,497,449
Finance lease right-of-use assets	40,007	40,007
Other equipment	23,863	23,807
Assets in progress	108,681	93,341
Less accumulated depreciation	(1,046,547)	(1,004,825)
Property and equipment, net	$1,654,707	$1,649,779

For the three months ended June 30, 2024 and 2023, depreciation expense was $29.5 million and $29.9 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $51.5 million and $54.2 million, respectively.

8.
Accrued liabilities

As of June 30, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued vessel and cargo expenses	$51,686	$35,055
Payroll and related liabilities	11,606	19,766
Current portion of TRA liability	6,067	6,067
Current portion of operating lease liabilities	1,684	1,744
Other accrued liabilities	18,608	27,164
Accrued liabilities	$89,651	$89,796

9.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Facility	$176,055	$185,430
Experience Vessel Financing	117,562	123,750
2017 Bank Loans	68,949	74,013
EE Revolver	—	—
Total debt	362,566	383,193
Less unamortized debt issuance costs	(6,140)	(7,212)
Total debt, net	356,426	375,981
Less current portion, net	(46,243)	(42,614)
Total long-term debt, net	$310,183	$333,367

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the six months ended June 30, 2024.

	For the six months ended June 30, 2024
	Range	Weighted Average
Experience Vessel Financing	9.1%	9.1%
2017 Bank Loans (1)	8.2% – 10.2%	9.6%
Term Loan Facility (2)	8.4%	8.4%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1% for the six months ended June 30, 2024.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 6.9% for the six months ended June 30, 2024.

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

On March 17, 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, as amended by the Amended Credit Agreement, the “EE Facilities”). The EE Facilities mature in March 2027. Proceeds from the Term Loan Facility were used to purchase Sequoia in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $305.0 million of the EE Revolver may be used for letters of credit.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2024, the Company had issued $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $349.9 million of undrawn capacity was available for additional borrowings as of June 30, 2024.

As of June 30, 2024, the Company was in compliance with the covenants under its debt facilities.

10.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Exquisite Vessel Financing	$175,574	$180,029
Less current portion	(8,617)	(8,336)
Total long-term related party debt	$166,957	$171,693

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with Nakilat Excelerate LLC, its equity method investment, to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the vessel.

11.
Equity

Class A Common Stock

The Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), outstanding represents 100% of the rights of the holders of all classes of our outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) upon our liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

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

As the only Class B stockholder, EE Holdings controlled 76.6% and 75.7% of the combined voting power of our common stock as of June 30, 2024 and December 31, 2023, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	82,165	39,702	42,463	–	42,463
Share repurchases	–	588,030	(588,030)	–	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%
Long-term incentive compensation units vested, net	29,479	22,237	7,242	–	7,242
Share repurchases	–	673,780	(673,780)	–	(673,780)
Balance at June 30, 2024	26,395,671	1,344,373	25,051,298	82,021,389	107,072,687	23.4%

Balance at January 1, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Balance at March 31, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Balance at June 30, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%

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

Dividends and Distributions

During the six months ended June 30, 2024, EELP declared distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
June 30, 2024	September 5, 2024	$2,051	$647	$0.025
March 31, 2024	June 6, 2024	$2,051	$645	$0.025
December 31, 2023	March 28, 2024	$2,051	$673	$0.025

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project (“Albania Power Project”) and has received $5.9 million in cash contributions from the minority owner as of June 30, 2024. The Albania Power Project is fully consolidated in our financial statements.

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Program”). The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2024, the Company repurchased 673,780 shares of its outstanding Class A Common Stock at a weighted average price of $16.27 per share, for a total net cost of approximately $11.0 million. During the six months ended June 30, 2024, the Company repurchased 1,261,810 shares of its outstanding Class A Common Stock at a weighted average price of $16.11 per share, for a total net cost of approximately $20.3 million. As a result of the Program, our expected payments under the TRA decreased by $2.3 million. In accordance with the EELP LPA and in conjunction with the Program, EELP purchased Class A interests from Excelerate in proportion to the Class A Common Stock purchased during the three and six months ended June 30, 2024.

Under the Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

under the Program are determined by management in its discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions.

12.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$33,277	$29,556	$61,417	$60,295
Less net income attributable to non-controlling interest	26,605	23,588	48,421	47,483
Net income attributable to shareholders – basic and diluted	$6,672	$5,968	$12,996	$12,812

Weighted average shares outstanding – basic	25,175,057	26,254,167	25,668,374	26,254,167
Dilutive effect of unvested restricted common stock	104,615	11,884	53,115	17,454
Dilutive effect of unvested performance units	58,395	261	25,656	1,269
Weighted average shares outstanding – diluted	25,338,067	26,266,312	25,747,145	26,272,890

Earnings per share
Basic	$0.27	$0.23	$0.51	$0.49
Diluted	$0.26	$0.23	$0.50	$0.49

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted common stock	26,031	404	11,610	508
Performance stock units	—	1,156	—	—
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

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

As of June 30, 2024, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

In March 2023, Excelerate exercised its option to purchase Sequoia, which triggered a reassessment of the associated lease. As our acquisition of Sequoia was reasonably certain as of March 31, 2023, the lease on the vessel was reclassified from an operating lease to a financing lease.

Finance lease liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finance lease liabilities	$201,806	$211,887
Less current portion of finance lease liabilities	(22,761)	(22,080)
Finance lease liabilities, long-term	$179,045	$189,807

Operating leases

As of December 31, 2023, the Company was a lessee in a terminal use lease, which was accounted for as an operating lease. In January 2024, this agreement transitioned to a TCP agreement.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at June 30, 2024 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2024	$1,017	$16,624
2025	1,798	33,235
2026	1,428	33,235
2027	1,022	33,235
2028	886	27,584
Thereafter	450	113,152
Total lease payments	$6,601	$257,065
Less: imputed interest	(760)	(55,259)
Carrying value of lease liabilities	5,841	201,806
Less: current portion	(1,684)	(22,761)
Carrying value of long-term lease liabilities	$4,157	$179,045

As of June 30, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 4.0 years and 8.6 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 4.3 years and 9.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the three and six months ended June 30, 2024 and 2023 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Amortization of finance lease right-of-use assets	$653	$1,166	$1,305	$2,183
Interest on finance lease liabilities	3,204	4,188	6,486	8,273
Operating lease expense	441	2,388	890	10,842
Short-term lease expense	281	91	534	265
Total lease costs	$4,579	$7,833	$9,215	$21,563

Other information related to leases for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating cash flows for finance leases	$3,204	$4,188	$6,486	$8,273
Financing cash flows for finance leases	5,079	5,455	10,080	10,752
Operating cash flows for operating leases	585	2,863	1,105	11,177

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

14.
Revenue

The following table presents the Company’s revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue from leases	$138,113	$113,797	$276,023	$216,763
Revenue from contracts with customers
Time charter, regasification and other services	12,874	11,665	31,958	27,276
Gas sales	32,346	306,910	75,465	399,389
Total revenue	$183,333	$432,372	$383,446	$643,428

As a result of the Company’s adoption of the ASC 842 practical expedient discussed in Note 2 – Summary of significant accounting policies, $27.5 million and $48.9 million, respectively, in the three and six months ended June 30, 2023, was reclassified from Time charter, regasification and other services to Revenue from leases to conform with the current period presentation.

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and six months ended June 30, 2024 and 2023 consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease income	$120,465	$95,794	$243,341	$180,770
Sales-type lease income	17,648	18,003	32,682	35,993
Total revenue from leases	$138,113	$113,797	$276,023	$216,763

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company leased two vessels and a terminal under sales-type leases as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and six months ended June 30, 2024, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $17.6 million and $32.7 million, respectively, as compared to $18.0 million and $36.0 million for the three and six months ended June 30, 2023, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of June 30, 2024, the Company is the lessor to time charter agreements with customers on eight of its vessels. The following represents the amount of property and equipment that is leased to customers as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment	$2,484,088	$2,184,347
Accumulated depreciation	(970,911)	(929,141)
Property and equipment, net	$1,513,177	$1,255,206

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of June 30, 2024, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2024	$44,166	$221,297
2025	87,612	392,428
2026	87,612	353,082
2027	87,612	362,036
2028	80,848	290,564
Thereafter	411,507	1,023,148
Total undiscounted	$799,357	$2,642,555
Less: imputed interest	(407,351)
Net investment in sales-type leases	392,006
Less: current portion	(18,805)
Non-current net investment in sales-type leases	$373,201

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended June 30, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$17,648	$11,619	$32,346	$61,613
Latin America	52,865	—	—	52,865
Middle East (1)	39,083	—	—	39,083
Europe	28,517	—	—	28,517
Other	—	1,255	—	1,255
Total revenue	$138,113	$12,874	$32,346	$183,333

	For the three months ended June 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$18,001	$10,424	$80,933	$109,358
Latin America	45,647	—	225,977	271,624
Middle East (1)	37,577	—	—	37,577
Europe	12,572	—	—	12,572
Other	—	1,241	—	1,241
Total revenue	$113,797	$11,665	$306,910	$432,372

	For the six months ended June 30, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$32,682	$26,400	$73,801	$132,883
Latin America	108,666	—	—	108,666
Middle East (1)	78,899	—	—	78,899
Europe	55,776	—	—	55,776
Other	—	5,558	1,664	7,222
Total revenue	$276,023	$31,958	$75,465	$383,446

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$35,992	$21,090	$80,933	$138,015
Latin America	75,702	—	296,230	371,932
Middle East (1)	73,684	—	—	73,684
Europe	31,385	—	22,226	53,611
Other	—	6,186	—	6,186
Total revenue	$216,763	$27,276	$399,389	$643,428
(1)
Includes Pakistan and the UAE.

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regasification and other services varies and occurs according to the contract. As of June 30, 2024 and December 31, 2023, receivables from contracts with customers were $3.1 million and $73.8 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at June 30, 2024 and December 31, 2023, was $1.0 million and $0.4 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the six months ended June 30, 2024 and 2023.

There were no contract liabilities from advance payments in excess of revenue recognized from services as of June 30, 2024 and December 31, 2023. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in other long-term liabilities. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain vessels, and vessel repositioning. Revenue will be recognized as the performance obligations are complete.

The following table reflects the changes in our liabilities related to long-term contracts with customers as of June 30, 2024 (in thousands):

June 30, 2024
Deferred revenues, beginning of period	$56,267
Cash received but not yet recognized	31,152
Revenue recognized from prior period deferral	(29,871)
Deferred revenues, end of period	$57,548

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, we will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The Company also earns revenue from other occasional LNG cargo sales, which are contracted in advance. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $7,987.6 million as of June 30, 2024. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2024	$21,921
2025	128,393
2026	509,949
2027	492,975
2028	569,241
Thereafter	6,265,138
Total expected revenue	$7,987,617

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

For the three and six months ended June 30, 2024 and 2023, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1,920	$1,074	$3,297	$1,431

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2024 and provides information for outstanding and exercisable options as of June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(years)
Outstanding at January 1, 2024	317,601	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(11,734)	24.00
Outstanding at June 30, 2024	305,867	$24.00	7.4
Exercisable at June 30, 2024	135,006	$24.00	6.9

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2024, the Company had $2.1 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 2.8 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the six months ended June 30, 2024 and provides information for unvested shares as of June 30, 2024:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2024	318,150	$20.88
Granted	465,111	14.99
Vested	(105,925)	21.59
Forfeited	—	—
Unvested at June 30, 2024	677,336	$16.71

As of June 30, 2024 the Company had $9.7 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.3 years.

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

The following table summarizes performance unit activity for the six months ended June 30, 2024 and provides information for unvested performance units (reflected at target performance) as of June 30, 2024:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2024	84,699	$28.80
Granted	247,073	16.90
Vested	(2,184)	20.39
Forfeited	(5,525)	27.15
Unvested at June 30, 2024	324,063	$19.95

As of June 30, 2024, the Company had $5.0 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.1 years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

16.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended June 30, 2024 and 2023 was $7.4 million and $9.7 million, respectively. The provision for income taxes for the six months ended June 30, 2024 and 2023 was $14.3 million and $17.3 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.2% and 24.7%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 18.9% and 22.3%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

The Organization for Economic Co-operation and Development (“OECD”) has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by over 130 countries worldwide. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. While the Company does not expect a resulting material change to our income tax provision for the current year, the Company is evaluating the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

17.
Related party transactions

The Company had one debt instrument with related parties as of June 30, 2024 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 10 – Long-term debt – related party.

Kaiser has, over time, donated significant amounts of money to the George Kaiser Family Foundation (“the Foundation”). The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance with the Foundation.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Fees reimbursable to Kaiser	$68	$65	$137	$1,091

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Amounts due from related parties	$379	$192
Amounts due to related parties	719	577
Prepaid expenses – related party	2,027	2,162

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Six months ended June 30,
	2024	2023
Customer A	29%	19%
Customer B	19%	49%

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

The following table summarizes the Company’s future LNG purchase obligations as of June 30, 2024 (in thousands):

LNG purchase obligations (1)	$11,989,240
(1)
Purchase commitments will be based on either monthly Henry Hub natural gas futures or Brent Crude pricing, times a fixed percentage or plus a contractual spread where applicable. The total obligation is calculated using pricing as of June 30, 2024. These obligations may depend on supplier LNG facilities becoming operational, none of which are expected to begin within the next 12 months.
20.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Six months ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for taxes	$13,070	$12,790
Cash paid for interest	29,855	28,846
Increase (decrease) in capital expenditures included in accounts payable	18,177	(7,145)

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$609,082	$555,853
Restricted cash – current	2,650	2,655
Restricted cash – non-current	14,410	13,950
Cash, cash equivalents, and restricted cash	$626,142	$572,458

21.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052
Other comprehensive income (loss)	(38)	1,102	642	1,706
Reclassification to income	(3)	(927)	(637)	(1,567)
Reclassification to NCI	30	(132)	(4)	(106)
At June 30, 2024	$(556)	$1,193	$448	$1,085
1
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208
Other comprehensive income	101	4,194	895	5,190
Reclassification to income	214	(678)	(391)	(855)
Reclassification to NCI	(239)	(2,665)	(382)	(3,286)
At June 30, 2023	$(550)	$1,375	$432	$1,257

22.
Subsequent events

Dividend Declaration

On August 1, 2024, our Board of Directors approved a cash dividend, with respect to the quarter ended June 30, 2024, of $0.025 per share of Class A Common Stock. The dividend is payable on September 5, 2024, to Class A Common Stockholders of record as of the close of business on August 21, 2024. EELP will make a corresponding distribution of $0.025 per interest to holders of Class B interests on the same date of the dividend payment.

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

Our business spans the globe, with regional offices in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE, one of the largest providers of regasified LNG capacity in Brazil and Pakistan, and we operate the largest floating storage and regasification unit (“FSRU”) in Brazil. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the three months ended June 30, 2024, we generated revenues of $183.3 million, net income of $33.3 million and Adjusted EBITDA of $89.0 million. For the three months ended June 30, 2023, we generated revenues of $432.4 million, net income of $29.6 million and Adjusted EBITDA of $88.6 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of natural gas-to-power in the LNG value chain, and as part of this value chain, we operate at regasification terminals that utilize our FSRU fleet to serve economies throughout the world. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of June 30, 2024, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,800 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 6,900 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended June 30, 2024 and 2023, we generated revenues of $151.0 million and $125.5 million, respectively, from our FSRU and terminal services businesses, representing approximately 82% and 29% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended June 30, 2024 and 2023 we generated revenues of $32.3 million and $306.9 million, respectively, from LNG and natural gas sales, representing approximately 18% and 71% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world, have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in organic and inorganic commercial opportunities. We are evaluating and pursuing early-stage projects with opportunities in South Asia, Asia Pacific, Latin America, Europe, and the Middle East.

Recent Trends and Outlook

Natural gas and LNG prices increased during the second quarter of 2024 relative to the first quarter of 2024. Dutch Title Transfer Facility (“TTF”) and Japan Korea Marker (JKM) average first quarter pricing of $8.92/million British thermal units (“MMBtu”) and $9.43/MMBtu, respectively, increased to an average of $10.02/MMBtu and $11.14/MMBtu, respectively, in the second quarter of 2024. Higher structural demand and weather-related demand in Asia supported elevated deliveries to the region. In Europe, natural gas underground storage inventories are approximately 77% full, as compared to the five-year average of about 67%, and are on track to reach the EU-mandated 90% storage levels by October 1, 2024, a month before the imposed deadline.

During the second quarter of 2024, LNG price levels supported buying by the markets we serve. India experienced extreme heat in May and June, resulting in the country increasing their LNG imports in the second quarter of 2024 to seven million tonnes (“MT”) compared to six MT in the second quarter of 2023, due to higher related power consumption. New LNG importers, such as Vietnam and the Philippines, also increased their LNG cargo procurements to accommodate higher power demand.

Average demand from Europe and healthy inventories in the region are prompting Atlantic-based cargoes to sell to markets in Asia where demand is stronger, resulting in higher premiums. The lack of competition from Europe with its high storage inventories, higher renewables power generation, and lower industrial demand, is limiting TTF price escalation. LNG supply disruptions, such as unplanned outages in Norway and Australia, caused temporary price increases, but prices retreated once these outages were resolved. An expected continuation of warmer summer temperatures in Asia could lead to higher average LNG prices in the third quarter of 2024.

The January 2024 moratorium on the Department of Energy’s (“DOE”) approval of non-free trade agreement export licenses continued through the second quarter of 2024. However, on July 1, 2024, a federal court in Louisiana stayed the moratorium through a preliminary injunction. The judge ruled in favor of the 16 states that challenged the pause, citing harm to their economies. While the decision requires the DOE to proceed with evaluating pending LNG applications, this preliminary injunction does not order the DOE to issue any specific decisions, move faster on pending applications, or stop the critical process of updating the data it relies on to determine whether those applications are in the public interest. The DOE has not decided whether to appeal the court’s decision. Based on projects that have already received non-FTA export permits from the DOE, the United States is set to nearly double LNG export capacity by the end of the decade from the approximately 85 MT exported in 2023. Our agreement to purchase up to 0.7 MTPA of LNG from Venture Global’s Plaquemines Phase 2 LNG facility is not affected by the pause. Together with our additional LNG purchase commitments from QatarEnergy, we expect that our portfolio will give us the opportunity to assist both new and existing customers in better managing the typical uncertainties of local demand, while capturing potential arbitrage opportunities ourselves.

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

Provision for income taxes

Excelerate is a corporation for U.S. federal and state income tax purposes. Excelerate Energy Limited Partnership (“EELP”) is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Instead, EELP’s U.S. income is allocated to its Class A and Class B partners proportionate to their interest. In addition, EELP has international operations that are subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. These taxes are also included in our provision for income taxes.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
FSRU and terminal services revenues	$150,987	$125,462	$307,981	$244,039
Gas sales revenues	32,346	306,910	75,465	399,389
Cost of revenue and vessel operating expenses	(46,579)	(48,664)	(117,192)	(107,456)
Direct cost of gas sales	(31,173)	(277,693)	(71,052)	(332,878)
Depreciation and amortization expense	(30,400)	(30,772)	(53,310)	(55,965)
Gross Margin	$75,181	$75,243	$141,892	$147,129
Depreciation and amortization expense	30,400	30,772	53,310	55,965
Adjusted Gross Margin	$105,581	$106,015	$195,202	$203,094

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$33,277	$29,556	$61,417	$60,295
Interest expense	15,476	17,072	31,082	32,619
Provision for income taxes	7,427	9,712	14,328	17,315
Depreciation and amortization expense	30,400	30,772	53,310	55,965
Accretion expense	463	441	918	877
Long-term incentive compensation expense	1,920	1,074	3,297	1,431
Adjusted EBITDA	$88,963	$88,627	$164,352	$168,502

Consolidated Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

	For the three months ended June 30,			For the six months ended June 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$150,987	$125,462	$25,525	$307,981	$244,039	$63,942
Gas sales	32,346	306,910	(274,564)	75,465	399,389	(323,924)
Total revenues	183,333	432,372	(249,039)	383,446	643,428	(259,982)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	46,579	48,664	(2,085)	117,192	107,456	9,736
Direct cost of gas sales	31,173	277,693	(246,520)	71,052	332,878	(261,826)
Depreciation and amortization	30,400	30,772	(372)	53,310	55,965	(2,655)
Selling, general and administrative	25,300	21,563	3,737	46,852	43,880	2,972
Total operating expenses	133,452	378,692	(245,240)	288,406	540,179	(251,773)
Operating income	49,881	53,680	(3,799)	95,040	103,249	(8,209)
Other income (expense)
Interest expense	(12,057)	(13,479)	1,422	(24,203)	(25,434)	1,231
Interest expense – related party	(3,419)	(3,593)	174	(6,879)	(7,185)	306
Earnings from equity method investments	592	392	200	1,123	808	315
Other income, net	5,707	2,268	3,439	10,664	6,172	4,492
Income before income taxes	40,704	39,268	1,436	75,745	77,610	(1,865)
Provision for income taxes	(7,427)	(9,712)	2,285	(14,328)	(17,315)	2,987
Net income	33,277	29,556	3,721	61,417	60,295	1,122
Less net income attributable to non-controlling interests	26,605	23,588	3,017	48,421	47,483	938
Net income attributable to shareholders	$6,672	$5,968	$704	$12,996	$12,812	$184
Additional financial data:
Gross Margin	$75,181	$75,243	$(62)	$141,892	$147,129	$(5,237)
Adjusted Gross Margin	105,581	106,015	(434)	195,202	203,094	(7,892)
Adjusted EBITDA	88,963	88,627	336	164,352	168,502	(4,150)
Capital expenditures	25,499	277,859	(252,360)	38,268	292,788	(254,520)

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Net income

Net income was $33.3 million for the three months ended June 30, 2024, an increase of $3.7 million, as compared to $29.6 million for the three months ended June 30, 2023. Net income was higher primarily due to the update to our useful life assumption in the fourth quarter of 2023 ($5.9 million), accelerated depreciation recognized in the second quarter of 2023 for assets removed from service ($2.6 million), various charter rate increases ($2.5 million), a decrease in the provision for income taxes ($2.3 million), as discussed below, higher interest income received on cash balances invested in money market funds ($1.6 million), a decrease in interest expense due to decreased debt balances ($1.4 million), and lower foreign currency exchanges losses ($0.4 million), partially offset by extended commissioning time for our power barge assets in Albania ($8.6 million), and the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.4 million).

Net income was $61.4 million for the six months ended June 30, 2024, an increase of $1.1 million, as compared to $60.3 million for the six months ended June 30, 2023. Net income was higher primarily due the update to our useful life assumption in the fourth quarter of 2023 ($11.8 million), various charter rate increases ($8.3 million), a full first quarter of our charter with Germany ($8.1 million), the benefit of the Sequoia acquisition ($4.0 million), an increase in interest income ($3.9 million), a decrease in the provision for income taxes ($3.0 million), as discussed below, accelerated depreciation recognized in the second quarter of 2023 for assets removed from service ($2.6 million), and lower logistics costs ($2.6 million), partially offset by the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.1 million), extended commissioning time for our power barge assets in Albania ($9.7 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($8.5 million), increased personnel costs in Argentina ($4.1 million), and a decrease in other gas sales opportunities ($3.9 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $75.2 million for the three months ended June 30, 2024, which was essentially flat as compared to $75.2 million for the three months ended June 30, 2023. Adjusted Gross Margin was $105.6 million for the three months ended June 30, 2024, a decrease of $0.4 million, as compared to $106.0 million for the three months ended June 30, 2023. Gross Margin and Adjusted Gross Margin were negatively affected by the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.4 million), partially offset by various charter rate increases ($2.5 million). Gross Margin also decreased due to extended commissioning time for our power barge assets in Albania ($8.6 million), partially offset by the update to our useful life assumption in the fourth quarter of 2023 ($5.9 million) and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service ($2.6 million).

Gross Margin was $141.9 million for the six months ended June 30, 2024, a decrease of $5.2 million, as compared to $147.1 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted Gross Margin was $195.2 million, a decrease of $7.9 million, as compared to $203.1 million for the six months ended June 30, 2023. Gross Margin and Adjusted Gross Margin were lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.1 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($8.8 million), increased personnel costs in Argentina ($4.1 million), and a decrease in other gas sales opportunities ($3.9 million), partially offset by various charter rate increases ($8.3 million), a full first quarter of our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), and lower logistics costs ($2.6 million). Gross Margin also decreased due to extended commissioning time for our power barge assets in Albania ($9.7 million) and higher depreciation expense as a result of our acquisition of Sequoia ($2.0 million), partially offset by the update to our useful life assumption in the fourth quarter of 2023 ($11.8 million) and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service ($2.6 million).

Adjusted EBITDA

Adjusted EBITDA was $89.0 million for the three months ended June 30, 2024, an increase of $0.4 million, as compared to $88.6 million for the three months ended June 30, 2023. Adjusted EBITDA was higher primarily due to various charter rate increases ($2.5 million), higher interest income received on cash balances invested in money market funds ($1.6 million), and lower foreign currency exchanges losses ($0.4 million), partially offset by the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($4.4 million).

Adjusted EBITDA was $164.4 million for the six months ended June 30, 2024, a decrease of $4.1 million, as compared to $168.5 million for the six months ended June 30, 2023. Adjusted EBITDA was lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.1 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($8.5 million), increased personnel costs in Argentina ($4.1 million), and a decrease in other gas sales opportunities ($3.9 million), partially offset by various charter rate increases ($8.3 million), a full first quarter of our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), an increase in interest income ($3.9 million), and lower logistics costs ($2.6 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $151.0 million for the three months ended June 30, 2024, an increase of $25.5 million, as compared to $125.5 million for the three months ended June 30, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024 and our new charter in Germany, partially offset by 2023 seasonal service in Argentina.

FSRU and terminal services revenues were $308.0 million for the six months ended June 30, 2024, an increase of $64.0 million as compared to $244.0 million for the six months ended June 30, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024 and our new charter in Germany, partially offset by 2023 seasonal service in Argentina.

Gas sales revenues

Gas sales revenues were $32.3 million for the three months ended June 30, 2024, a decrease of $274.6 million, as compared to $306.9 million for the three months ended June 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2024.

Gas sales revenues were $75.5 million for the six months ended June 30, 2024, a decrease of $323.9 million, as compared to $399.4 million for the six months ended June 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and a spot sale in Finland in the first quarter of 2023, partially offset by LNG sales in Bangladesh during the six months ended June 30, 2024.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $46.6 million for the three months ended June 30, 2024, a decrease of $2.1 million, as compared to $48.7 million for the three months ended June 30, 2023. The decrease in cost of revenue and vessel operating expenses was primarily due to lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024, partially offset by increased personnel costs in Argentina.

Cost of revenue and vessel operating expenses was $117.2 million for the six months ended June 30, 2024, an increase of $9.7 million, as compared to $107.5 million for the six months ended June 30, 2023. The increase in cost of revenue and vessel operating expenses was primarily due to drydock costs on Summit LNG, partially offset by lower operating lease expense due to the acquisition of Sequoia, and lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024.

Direct cost of gas sales

Direct cost of gas sales was $31.2 million for the three months ended June 30, 2024, a decrease of $246.5 million, as compared to $277.7 million for the three months ended June 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023, partially offset by LNG sales in Bangladesh during the three months ended June 30, 2024.

Direct cost of gas sales was $71.1 million for the six months ended June 30, 2024, a decrease of $261.8 million, as compared to $332.9 million for the six months ended June 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and a spot sale in Finland in the first quarter of 2023, partially offset by LNG sales in Bangladesh during the six months ended June 30, 2024.

Depreciation and amortization expenses

Depreciation and amortization expenses were $30.4 million for the three months ended June 30, 2024, a decrease of $0.4 million, as compared to $30.8 million for the three months ended June 30, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service, partially offset by extended commissioning time on our power barge assets in Albania and increases from the acquisition of Sequoia in the second quarter of 2023.

Depreciation and amortization expenses were $53.3 million for the six months ended June 30, 2024, a decrease of $2.7 million, as compared to $56.0 million for the six months ended June 30, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service, partially offset by extended commissioning time on our power barge assets in Albania and increases from the acquisition of Sequoia in the second quarter of 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.3 million for the three months ended June 30, 2024, an increase of $3.7 million, as compared to $21.6 million for the three months ended June 30, 2023. Selling, general and administrative expenses increased primarily due to business development activities.

Selling, general and administrative expenses were $46.9 million for the six months ended June 30, 2024, an increase of $3.0 million, as compared to $43.9 million for the six months ended June 30, 2023. Selling, general and administrative expenses increased primarily due to business development activities.

Interest expense

Interest expense was $12.1 million for the three months ended June 30, 2024, a decrease of $1.4 million, as compared to $13.5 million for the three months ended June 30, 2023. Interest expense decreased primarily due to lower balances on our loans.

Interest expense was $24.2 million for the six months ended June 30, 2024, a decrease of $1.2 million, as compared to $25.4 million for the six months ended June 30, 2023. Interest expense decreased due to accelerated amortization of deferred issuance costs related to the Amended Credit Agreement (as defined herein) recognized in the six months ended June 30, 2024, partially offset by our entering into the Term Loan Facility (as defined herein) in the second quarter of 2023.

Interest expense – related party

Interest expense – related party was $3.4 million for the three months ended June 30, 2024, a decrease of $0.2 million, as compared to $3.6 million for the three months ended June 30, 2023. Interest expense – related party for the three months ended June 30, 2024 was essentially flat as compared to the three months ended June 30, 2024.

Interest expense – related party was $6.9 million for the six months ended June 30, 2024, a decrease of $0.3 million, as compared to $7.2 million for the six months ended June 30, 2023. Interest expense – related party for the six months ended June 30, 2024 was essentially flat as compared to the six months ended June 30, 2024.

Other income, net

Other income, net was $5.7 million for the three months ended June 30, 2024, an increase of $3.4 million as compared to $2.3 million for the three months ended June 30, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds.

Other income, net was $10.7 million for the six months ended June 30, 2024, an increase of $4.5 million as compared to $6.2 million for the six months ended June 30, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds, partially offset by higher foreign currency exchange losses related to our operations in Brazil.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2024 and 2023 was $7.4 million and $9.7 million, respectively. For the six months ended June 30, 2024 and 2023, the provision for income taxes was $14.3 million and $17.3 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.2% and 24.7%, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rate was 18.9% and 22.3%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $26.6 million for the three months ended June 30, 2024, an increase of $3.0 million, as compared to $23.6 million for the three months ended June 30, 2023. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Net income attributable to non-controlling interest was $48.4 million for the six months ended June 30, 2024, an increase of $0.9 million, as compared to $47.5 million for the six months ended June 30, 2023. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in our Dividend and Distribution Policy in the 2023 Annual Report. For more information regarding our planned dividend payments, see Note 11 – Equity. As of June 30, 2024, we had $609.1 million in unrestricted cash and cash equivalents.

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

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Program”). The Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Program may be suspended, extended, modified or discontinued at any time. During the three and six months ended June 30, 2024, the Company repurchased 673,780 and 1,261,810 shares, respectively, of its outstanding Class A Common Stock at a weighted average price of $16.27 and $16.11 per share, respectively, for a total net cost of approximately $11.0 million and $20.3 million, respectively. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

Cash Flow Statement Highlights

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six months ended June 30,
	2024	2023	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$155,040	$24,479	$130,561
Investing activities	(38,268)	(288,687)	250,419
Financing activities	(63,082)	210,463	(273,545)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6)	(105)	99
Net increase (decrease) in cash, cash equivalents, and restricted cash	$53,684	$(53,850)	$107,534

Operating Activities

Cash flows provided by operating activities increased by $130.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to:

•
a $133.2 million decrease in deferred revenues recognized related to the 2023 gas sales in Brazil;
•
a $118.9 million increase in cash received from collections of accounts receivable, primarily related to receipt of payment for gas sales in Brazil; and
•
a $29.5 million decrease in cash flows used in settling accounts payable and accrued liabilities, primarily due to payments made in the first quarter of 2023 for LNG cargoes sold in the fourth quarter of 2022;
•
partially offset by a $141.5 million decrease in cash received for other current assets and other assets primarily due inventory sold in the first quarter of 2023; and
•
an $8.8 million decrease in the amortization of operating lease right-of-use assets, primarily due to the acquisition of Sequoia and the end of the lease of the Bahia terminal in the fourth quarter of 2023.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $250.4 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the 2023 purchase of Sequoia and 2023 vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland, partially offset by upgrades on Excelsior in 2024.

Financing Activities

Cash flows used in financing activities increased by $273.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the proceeds of $250.0 million received from the Term Loan Facility in 2023, $20.3 million in cash paid under the Program in 2024, and a $10.1 million increase in repayments on long-term debt, partially offset by payments of $7.0 million for debt issuance costs in 2023.

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

As of June 30, 2024, the Company had issued $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $349.9 million of undrawn capacity was available for additional borrowings as of June 30, 2024.

As of June 30, 2024, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2023, we had future minimum lease payments totaling $7.3 million. As of June 30, 2024, we had future minimum lease payments totaling $6.6 million and are committed to $1.0 million in year one, $3.2 million for years two and three, $1.9 million for years four and five and $0.5 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2023, we had future minimum lease payments totaling $274.1 million. As of June 30, 2024, we had future minimum lease payments totaling $257.1 million and are committed to $16.6 million in payments in year one, $66.5 million for years two and three, $60.8 million for years four and five and $113.2 million thereafter.

Newbuild Agreement Commitments

In October 2022, we signed a binding shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of and related to the Newbuild Agreement, we are currently committed to approximately $310 million in remaining spend. Our primary payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. Our near-term payment commitments related to the Newbuild Agreement are expected to be approximately $50 million in the fourth quarter of 2024, $30 million in the first quarter of 2025, and $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

Tax Receivable Agreement

In April 2022, we entered into the TRA with Excelerate Energy Holdings, LLC and the George Kaiser Family Foundation (together, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii)

certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that exist as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. As a result of the Program, our expected payments under the TRA decreased by $2.3 million.

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

As of June 30, 2024, the fair value of our interest rate swaps was $4.6 million, as compared to $1.4 million as of December 31, 2023. Based on our hedged notional amount as of June 30, 2024, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $5.7 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of June 30, 2024 or 2023.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the six months ended June 30, 2024, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the six months ended June 30, 2024 and 2023, we recorded $(2.6) million and $(1.9) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 19 – Commitments and contingencies in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2023 Annual Report and the Company’s Form 10-Q for the quarterly period ended March, 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the Program
				(in thousands)
April 1, 2024 to April 30, 2024 (1)	555,129	$16.04	555,129	$31,787
May 1, 2024 to May 31, 2024 (1)	118,651	$18.00	118,651	$29,676
June 1, 2024 to June 30, 2024	—	$—	—	$—
(1)
Shares purchased under Program announced February 22, 2024 which authorizes total purchases of up to $50.0 million and expires February 28, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

Excelerate Energy, Inc.

Date: August 9, 2024	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)