Form 10-Q
period 2024-09-30
Excelerate Energy, Inc.
filed 2024-11-07
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 24,263,103 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations, and our share repurchase program, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$608,447	$555,853
Current portion of restricted cash	3,625	2,655
Accounts receivable, net	81,506	97,285
Current portion of net investments in sales-type leases	42,616	16,463
Other current assets	27,781	27,356
Total current assets	763,975	699,612
Restricted cash	14,413	13,950
Property and equipment, net	1,585,595	1,649,779
Net investments in sales-type leases	388,120	383,547
Investment in equity method investee	19,522	21,269
Deferred tax assets, net	34,986	42,948
Other assets	57,790	49,274
Total assets	$2,864,401	$2,860,379
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,598	$13,761
Accrued liabilities and other liabilities	68,922	89,796
Current portion of deferred revenue	29,422	27,169
Current portion of long-term debt	46,448	42,614
Current portion of long-term debt – related party	8,777	8,336
Current portion of finance lease liabilities	23,115	22,080
Total current liabilities	185,282	203,756
Long-term debt, net	299,206	333,367
Long-term debt, net – related party	164,479	171,693
Finance lease liabilities	173,520	189,807
TRA liability	63,457	67,061
Asset retirement obligations	43,217	41,834
Other long-term liabilities	52,575	43,507
Total liabilities	$981,736	$1,051,025
Commitments and contingencies (Note 19)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,397,702 shares issued as of September 30, 2024 and 26,284,027 shares issued as of December 31, 2023)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	82	82
Additional paid-in capital	472,502	465,551
Retained earnings	59,715	39,754
Accumulated other comprehensive income (loss)	(381)	505
Treasury stock (1,710,378 shares as of September 30, 2024 and 20,624 shares as of December 31, 2023)	(29,759)	(472)
Non-controlling interest	1,380,480	1,303,908
Total equity	1,882,665	1,809,354
Total liabilities and equity	$2,864,401	$2,860,379

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$150,139	$133,177	$458,120	$377,216
Gas sales	43,280	142,294	118,745	541,683
Total revenues	193,419	275,471	576,865	918,899
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	45,431	49,190	162,623	156,646
Direct cost of gas sales	41,399	106,109	112,451	438,987
Depreciation and amortization	23,031	33,161	76,341	89,126
Selling, general and administrative expenses	23,819	19,513	70,671	63,393
Total operating expenses	133,680	207,973	422,086	748,152
Operating income	59,739	67,498	154,779	170,747
Other income (expense)
Interest expense	(11,711)	(13,926)	(35,914)	(39,360)
Interest expense – related party	(3,411)	(3,592)	(10,290)	(10,777)
Earnings (loss) from equity method investment	562	(550)	1,685	258
Other income, net	6,525	5,263	17,189	11,435
Income before income taxes	51,704	54,693	127,449	132,303
Provision for income taxes	(6,158)	(8,188)	(20,486)	(25,503)
Net income	45,546	46,505	106,963	106,800
Less net income attributable to non-controlling interest	36,591	32,613	85,012	80,096
Net income attributable to shareholders	$8,955	$13,892	$21,951	$26,704

Net income per common share – basic	$0.36	$0.53	$0.86	$1.02
Net income per common share – diluted	$0.35	$0.40	$0.85	$0.91
Weighted average shares outstanding – basic	25,009,326	26,254,243	25,447,088	26,254,193
Weighted average shares outstanding – diluted	25,468,541	108,295,819	25,710,434	108,303,411

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$45,546	$46,505	$106,963	$106,800
Other comprehensive income (loss)
Cumulative translation adjustment	(48)	62	(54)	(43)
Change in unrealized gains (losses) on cash flow hedges	(5,227)	2,723	(2,064)	6,131
Share of other comprehensive income (loss) of equity method investee	(919)	649	(1,676)	416
Other comprehensive income (loss) attributable to non-controlling interest	4,728	(2,603)	2,908	(4,931)
Comprehensive income	44,080	47,336	106,077	108,373
Less comprehensive income attributable to non-controlling interest	36,591	32,613	85,012	80,096
Comprehensive income attributable to shareholders	$7,489	$14,723	$21,065	$28,277

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Issued						Accumulated
	Class A		Class B			Additional	other			Non-
	Common Stock		Common Stock		Retained	paid-in	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	earnings	capital	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$39,754	$465,551	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	6,324	—	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	—	330	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	(673)	—	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Long-term incentive compensation units vested, net	82,165	—	—	—	—	(214)	—	39,702	(858)	—	(1,072)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$45,405	$465,667	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198
Net income	—	—	—	—	6,672	—	—	—	—	26,605	33,277
Other comprehensive income	—	—	—	—	—	—	33	—	—	106	139
Long-term incentive compensation	—	—	—	—	—	449	—	—	—	1,471	1,920
Class A dividends – $0.025 per share	—	—	—	—	(645)	—	—	—	—	—	(645)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	268	268
Distributions	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)
Long-term incentive compensation units vested, net	29,479	—	—	—	—	1,628	—	22,237	(360)	(1,363)	(95)
Repurchase of Class A Common Stock	—	—	—	—	—	799	—	673,780	(11,179)	636	(9,744)
Balance at June 30, 2024	26,395,671	$26	82,021,389	$82	$51,432	$468,543	$1,085	1,344,373	$(22,216)	$1,349,876	$1,848,828
Net income	—	—	—	—	8,955	—	—	—	—	36,591	45,546
Other comprehensive loss	—	—	—	—	—	—	(1,466)	—	—	(4,728)	(6,194)
Long-term incentive compensation	—	—	—	—	—	454	—	—	—	1,512	1,966
Class A dividends – $0.025 per share	—	—	—	—	(672)	—	—	—	—	—	(672)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	535	535
Long-term incentive compensation units vested, net	2,031	—	—	—	—	32	—	2,031	(41)	(32)	(41)
Repurchase of Class A Common Stock	—	—	—	—	—	3,473	—	363,974	(7,502)	(1,224)	(5,253)
Balance at September 30, 2024	26,397,702	$26	82,021,389	$82	$59,715	$472,502	$(381)	1,710,378	$(29,759)	$1,380,480	$1,882,665

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023

	Issued						Accumulated
	Class A		Class B			Additional	other			Non-
	Common Stock		Common Stock		Retained	paid-in	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	earnings	capital	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$12,009	$464,721	$515	—	$—	$1,219,344	$1,696,697
Net income	—	—	—	—	6,844	—	—	—	—	23,895	30,739
Other comprehensive loss	—	—	—	—	—	—	(307)	—	—	(958)	(1,265)
Long-term incentive compensation	—	—	—	—	—	86	—	—	—	271	357
Class A dividends – $0.025 per share	—	—	—	—	(663)	—	—	—	—	—	(663)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	337	337
Balance at March 31, 2023	26,254,167	$26	82,021,389	$82	$18,190	$464,807	$208	—	$—	$1,240,838	$1,724,151
Net income	—	—	—	—	5,968	—	—	—	—	23,588	29,556
Other comprehensive income	—	—	—	—	—	—	1,049	—	—	3,286	4,335
Long-term incentive compensation	—	—	—	—	—	260	—	—	—	814	1,074
Class A dividends – $0.025 per share	—	—	—	—	(669)	—	—	—	—	—	(669)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	320	320
Distributions	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
Balance at June 30, 2023	26,254,167	$26	82,021,389	$82	$23,489	$465,067	$1,257	—	$—	$1,264,795	$1,754,716
Net income	—	—	—	—	13,892	—	—	—	—	32,613	46,505
Other comprehensive income	—	—	—	—	—	—	831	—	—	2,603	3,434
Long-term incentive compensation	—	—	—	—	—	274	—	—	—	855	1,129
Class A dividends – $0.025 per share	—	—	—	—	(666)	—	—	—	—	—	(666)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	555	555
Long-term incentive compensation units vested, net	27,623	—	—	—	—	(38)	—	20,624	(472)	—	(510)
Balance at September 30, 2023	26,281,790	$26	82,021,389	$82	$36,715	$465,303	$2,088	20,624	$(472)	$1,299,370	$1,803,112

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities	(In thousands)
Net income	$106,963	$106,800
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	76,341	89,126
Amortization of operating lease right-of-use assets	1,300	12,006
ARO accretion expense	1,384	1,323
Amortization of debt issuance costs	2,258	4,875
Deferred income taxes	5,190	(5,102)
Share of net earnings in equity method investee	(1,685)	(258)
Distributions from equity method investee	1,800	4,725
Long-term incentive compensation expense	5,263	2,560
(Gain) loss on non-cash items	(44)	1,370
Changes in operating assets and liabilities:
Accounts receivable	15,779	31,531
Other current assets and other assets	(15,837)	143,003
Accounts payable and accrued liabilities	(29,789)	(86,847)
Current portion of deferred revenue	2,253	(120,374)
Net investments in sales-type leases	15,263	10,681
Other long-term liabilities	8,379	(145)
Net cash provided by operating activities	$194,818	$195,274

Cash flows from investing activities
Purchases of property and equipment	(49,706)	(304,426)
Sales of property and equipment	—	4,101
Net cash used in investing activities	$(49,706)	$(300,325)

Cash flows from financing activities
Repurchase of Class A Common Stock	(27,214)	—
Proceeds from Term Loan Facility	—	250,000
Repayments of long-term debt	(31,893)	(20,492)
Repayments of long-term debt – related party	(6,773)	(6,221)
Payment of debt issuance costs	—	(7,307)
Principal payments under finance lease liabilities	(15,252)	(15,661)
Taxes withheld for long-term incentive compensation	(253)	—
Dividends paid	(2,067)	(1,969)
Distributions	(8,591)	(8,153)
Minority owner contribution – Albania Power Project	1,012	3,108
Net cash provided by (used in) financing activities	$(91,031)	$193,305

Effect of exchange rate on cash, cash equivalents, and restricted cash	(54)	(43)

Net increase in cash, cash equivalents and restricted cash	54,027	88,211

Cash, cash equivalents and restricted cash
Beginning of period	$572,458	$537,971
End of period	$626,485	$626,182

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

As of September 30, 2024 and December 31, 2023, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 76.9% and 75.7%, respectively, of the ownership interests in EELP. The remaining 23.1% and 24.3% of the ownership interests were held by the Company as of September 30, 2024 and December 31, 2023, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2023 Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2024.

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

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires incremental disclosure related to a public entity’s reportable segments. The amendments are effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024	December 31, 2023
Financial assets
Derivative financial instruments	Level 2	$974	$3,201
Financial liabilities
Derivative financial instruments	Level 2	$(1,615)	$(1,793)

As of September 30, 2024 and December 31, 2023, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of September 30, 2024 or December 31, 2023. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

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

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and nine months ended September 30, 2024 and 2023.

4.
Accounts receivable, net

As of September 30, 2024 and December 31, 2023, accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade receivables	$75,507	$92,881
Accrued revenue	5,958	4,429
Amounts receivable – related party	245	192
Allowance for doubtful accounts	(204)	(217)
Accounts receivable, net	$81,506	$97,285

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at September 30, 2024 (in thousands):

September 30, 2024
Interest rate swaps (1)	$226,783

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments designated as hedging instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash flow hedges
Current assets	$761	$2,653
Non-current assets	213	548
Current liabilities	—	(14)
Non-current liabilities	(1,615)	(1,779)
Net derivative assets (liabilities)	$(641)	$1,408

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended September 30,		For the nine months ended September 30,
Relationship		2024	2023	2024	2023
Interest rate swaps		$(4,168)	$4,053	$1,085	$8,636

Derivatives Designated in		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Location of Gain (Loss) Reclassified from	For the three months ended September 30,		For the nine months ended September 30,
Relationship	Accumulated Other Comprehensive Income into Income	2024	2023	2024	2023
Interest rate swaps	Interest expense	$1,059	$1,330	$3,149	$2,505

The amount of gain (loss) recognized in other comprehensive income as of September 30, 2024 and expected to be reclassified within the next 12 months is $0.8 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Other current assets

As of September 30, 2024 and December 31, 2023, other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$9,612	$8,139
Prepaid expenses – related party	2,803	2,162
Tax receivables	8,925	8,783
Inventories	487	2,946
Other receivables	5,954	5,326
Other current assets	$27,781	$27,356

For the nine months ended September 30, 2023, we recorded a lower of cost or net realizable value inventory write-down of $1.0 million. This write-down is included in direct cost of gas sales on our consolidated statements of income. No write-down was recorded for the nine months ended September 30, 2024.

7.
Property and equipment, net

As of September 30, 2024 and December 31, 2023, the Company’s property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Vessels	$2,529,873	$2,497,449
Finance lease right-of-use assets	40,007	40,007
Other equipment	24,530	23,807
Assets in progress	60,131	93,341
Less accumulated depreciation	(1,068,946)	(1,004,825)
Property and equipment, net	$1,585,595	$1,649,779

For the three months ended September 30, 2024 and 2023, depreciation expense was $22.2 million and $32.3 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $73.7 million and $86.5 million, respectively.

Newbuild FSRU

In October 2022, Excelerate entered into a shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 FSRU. Our milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. In the fourth quarter of 2024, we made a milestone payment of approximately $50 million. Our near-term payment commitments related to the Newbuild Agreement are expected to be approximately $30 million in the first quarter of 2025 and $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

8.
Accrued liabilities

As of September 30, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued vessel and cargo expenses	$36,262	$35,055
Payroll and related liabilities	14,943	19,766
Current portion of TRA liability	3,669	6,067
Current portion of operating lease liabilities	1,639	1,744
Other accrued liabilities	12,409	27,164
Accrued liabilities	$68,922	$89,796

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Facility	$169,805	$185,430
Experience Vessel Financing	114,468	123,750
2017 Bank Loans	67,027	74,013
EE Revolver	—	—
Total debt	351,300	383,193
Less unamortized debt issuance costs	(5,646)	(7,212)
Total debt, net	345,654	375,981
Less current portion, net	(46,448)	(42,614)
Total long-term debt, net	$299,206	$333,367

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the nine months ended September 30, 2024.

	For the nine months ended September 30, 2024
	Range	Weighted Average
Experience Vessel Financing	8.7% – 9.1%	8.8%
2017 Bank Loans (1)	8.2% – 10.2%	9.6%
Term Loan Facility (2)	8.4%	8.4%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1% for the nine months ended September 30, 2024.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 6.9% for the nine months ended September 30, 2024.

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

As of September 30, 2024, the Company had issued $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $349.9 million of undrawn capacity was available for additional borrowings as of September 30, 2024.

As of September 30, 2024, the Company was in compliance with the covenants under its debt facilities.

10.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Exquisite Vessel Financing	$173,256	$180,029
Less current portion	(8,777)	(8,336)
Total long-term related party debt	$164,479	$171,693

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

As the only Class B stockholder, EE Holdings controlled 76.9% and 75.7% of the combined voting power of our common stock as of September 30, 2024 and December 31, 2023, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at our election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	82,165	39,702	42,463	–	42,463
Share repurchases	–	588,030	(588,030)	–	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%
Long-term incentive compensation units vested, net	29,479	22,237	7,242	–	7,242
Share repurchases	–	673,780	(673,780)	–	(673,780)
Balance at June 30, 2024	26,395,671	1,344,373	25,051,298	82,021,389	107,072,687	23.4%
Long-term incentive compensation units vested, net	2,031	2,031	–	–	–
Share repurchases	–	363,974	(363,974)	–	(363,974)
Balance at September 30, 2024	26,397,702	1,710,378	24,687,324	82,021,389	106,708,713	23.1%

Balance at January 1, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Balance at March 31, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Balance at June 30, 2023	26,254,167	–	26,254,167	82,021,389	108,275,556	24.2%
Long-term incentive compensation units vested, net	27,623	20,624	6,999	–	6,999
Balance at September 30, 2023	26,281,790	20,624	26,261,166	82,021,389	108,282,555	24.3%

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

Dividends and Distributions

During the nine months ended September 30, 2024, EELP declared distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
September 30, 2024	December 5, 2024	$4,921	$1,529	$0.060
June 30, 2024	September 5, 2024	$2,050	$672	$0.025
March 31, 2024	June 6, 2024	$2,051	$645	$0.025
December 31, 2023	March 28, 2024	$2,051	$673	$0.025

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania. Excelerate is a 90% owner of the project (“Albania Power Project”) and has received $6.4 million in cash contributions from the minority owner as of September 30, 2024. The Albania Power Project is fully consolidated in our financial statements.

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program to purchase up to $50.0 million of our Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2024, the Company repurchased 363,974 shares of its outstanding Class A Common Stock at a weighted average price of $20.61 per share, for a total net cost of approximately $7.5 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2024, the Company repurchased 1,625,784 shares of its outstanding Class A Common Stock at a weighted average price of $17.24 per share, for a total net cost of approximately $28.0 million. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $6.0 million for the nine months ended September 30, 2024. In accordance with the EELP LPA and in conjunction with the Share Repurchase Program, EELP purchased Class A interests from Excelerate in proportion to the Class A Common Stock purchased during the three and nine months ended September 30, 2024.

Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program are determined by management in its discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions.

12.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$45,546	$46,505	$106,963	$106,800
Less net income attributable to non-controlling interest	36,591	32,613	85,012	80,096
Net income attributable to shareholders – basic	$8,955	$13,892	$21,951	$26,704
Add: Reallocation of net income attributable to non-controlling interest	—	29,724	—	72,321
Net income attributable to shareholders – diluted	$8,955	$43,616	$21,951	$99,025

Weighted average shares outstanding – basic	25,009,326	26,254,243	25,447,088	26,254,193
Dilutive effect of unvested restricted common stock	203,852	17,971	97,361	25,235
Dilutive effect of unvested performance units	255,363	2,215	165,985	2,594
Class B Common Stock converted to Class A Common Stock	—	82,021,389	—	82,021,389
Weighted average shares outstanding – diluted	25,468,541	108,295,819	25,710,434	108,303,411

Earnings per share
Basic	$0.36	$0.53	$0.86	$1.02
Diluted	$0.35	$0.40	$0.85	$0.91

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted common stock	5	141	635	213
Class B Common Stock	82,021,389	—	82,021,389	—

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

As of September 30, 2024, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finance lease liabilities	$196,635	$211,887
Less current portion of finance lease liabilities	(23,115)	(22,080)
Finance lease liabilities, long-term	$173,520	$189,807

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at September 30, 2024 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2024	$501	$8,312
2025	1,811	33,235
2026	1,426	33,235
2027	1,022	33,235
2028	886	27,584
Thereafter	449	113,152
Total lease payments	$6,095	$248,753
Less: imputed interest	(673)	(52,118)
Carrying value of lease liabilities	5,422	196,635
Less: current portion	(1,639)	(23,115)
Carrying value of long-term lease liabilities	$3,783	$173,520

As of September 30, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.8 years and 8.3 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 4.3 years and 9.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the three and nine months ended September 30, 2024 and 2023 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Amortization of finance lease right-of-use assets	$434	$652	$1,739	$2,835
Interest on finance lease liabilities	3,123	3,436	9,609	11,709
Operating lease expense	426	2,483	1,316	13,325
Short-term lease expense	274	113	808	378
Total lease costs	$4,257	$6,684	$13,472	$28,247

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Other information related to leases for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating cash flows for finance leases	$3,123	$3,436	$9,609	$11,709
Financing cash flows for finance leases	5,172	4,909	15,252	15,661
Operating cash flows for operating leases	495	2,520	1,600	13,697

14.
Revenue

The following table presents the Company’s revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue from leases	$138,532	$121,277	$414,555	$338,040
Revenue from contracts with customers
Time charter, regasification and other services	11,607	11,900	43,565	39,176
Gas sales	43,280	142,294	118,745	541,683
Total revenue	$193,419	$275,471	$576,865	$918,899

As a result of the Company’s adoption of the ASC 842 practical expedient discussed in Note 2 – Summary of significant accounting policies, $30.7 million and $79.6 million, respectively, in the three and nine months ended September 30, 2023, was reclassified from time charter, regasification and other services to revenue from leases to conform with the current period presentation.

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and nine months ended September 30, 2024 and 2023 consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease income	$120,900	$102,948	$364,241	$283,718
Sales-type lease income	17,632	18,329	50,314	54,322
Total revenue from leases	$138,532	$121,277	$414,555	$338,040

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease interest income from two vessels and a terminal as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and nine months ended September 30, 2024, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $17.6 million and $50.3 million, respectively, as compared to $18.3 million and $54.3 million for the three and nine months ended September 30, 2023, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of September 30, 2024, the Company is the lessor to time charter agreements with customers on eight of its vessels. The following represents the amount of property and equipment that is leased to customers as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Property and equipment	$2,469,444	$2,184,347
Accumulated depreciation	(986,195)	(929,141)
Property and equipment, net	$1,483,249	$1,255,206

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of September 30, 2024, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2024	$22,083	$111,109
2025	87,612	421,213
2026	87,612	350,693
2027	87,612	346,339
2028	80,848	304,990
Thereafter	411,507	1,031,070
Total undiscounted	$777,274	$2,565,414
Less: imputed interest	(346,538)
Net investment in sales-type leases	430,736
Less: current portion	(42,616)
Non-current net investment in sales-type leases	$388,120

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended September 30, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$17,672	$10,290	$43,280	$71,242
Latin America	53,183	—	—	53,183
Middle East (1)	38,615	—	—	38,615
Europe	29,062	—	—	29,062
Other	—	1,317	—	1,317
Total revenue	$138,532	$11,607	$43,280	$193,419

	For the three months ended September 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$18,329	$10,661	$88,890	$117,880
Latin America	50,907	—	53,404	104,311
Middle East (1)	37,095	—	—	37,095
Europe	14,946	—	—	14,946
Other	—	1,239	—	1,239
Total revenue	$121,277	$11,900	$142,294	$275,471

	For the nine months ended September 30, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$50,354	$36,690	$117,081	$204,125
Latin America	161,849	—	—	161,849
Middle East (1)	117,514	—	—	117,514
Europe	84,838	—	—	84,838
Other	—	6,875	1,664	8,539
Total revenue	$414,555	$43,565	$118,745	$576,865

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$54,321	$31,751	$169,823	$255,895
Latin America	126,609	—	349,634	476,243
Middle East (1)	110,779	—	—	110,779
Europe	46,331	—	22,226	68,557
Other	—	7,425	—	7,425
Total revenue	$338,040	$39,176	$541,683	$918,899
(1)
Includes Pakistan and the United Arab Emirates.

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regasification and other services varies and occurs according to the contract. As of September 30, 2024 and December 31, 2023, receivables from contracts with customers were $40.1 million and $73.8 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at September 30, 2024 and December 31, 2023, was $0.7 million and $0.4 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the nine months ended September 30, 2024 and 2023.

There were no contract liabilities from advance payments in excess of revenue recognized from services as of September 30, 2024 and December 31, 2023. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in other long-term liabilities. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in other long-term liabilities on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain vessels, and vessel repositioning. Revenue will be recognized as the performance obligations are complete.

The following table reflects the changes in our liabilities related to long-term contracts with customers as of September 30, 2024 (in thousands):

September 30, 2024
Deferred revenues, beginning of period	$56,267
Cash received but not yet recognized	32,586
Revenue recognized from prior period deferral	(31,511)
Deferred revenues, end of period	$57,342

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

In November 2023, Excelerate signed a 15-year LNG sale and purchase agreement (the “Petrobangla SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from Excelerate beginning in 2026. Excelerate will deliver 0.85 million tonnes per annum (“MTPA”) of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs in Bangladesh, Excellence and Summit LNG. In the third quarter of 2024, Excelerate signed a medium-term LNG sales agreement in one of the Atlantic Basin regions in which we do business. Over the term of the agreement, we will sell approximately 0.65 million tonnes of LNG, the pricing of which will be based on a major European natural gas index.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company has long-term arrangements with customers in which the Company provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, we will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The Company also earns revenue from other occasional LNG cargo sales, which are contracted in advance. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $8,379.0 million as of September 30, 2024. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2024	$11,099
2025	228,465
2026	565,013
2027	553,614
2028	631,696
Thereafter	6,389,127
Total expected revenue	$8,379,014

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

For the three and nine months ended September 30, 2024 and 2023, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1,966	$1,129	$5,263	$2,560

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2024 and provides information for outstanding and exercisable options as of September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(years)
Outstanding at January 1, 2024	317,601	$24.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(13,654)	24.00
Outstanding at September 30, 2024	303,947	$24.00	7.1
Exercisable at September 30, 2024	135,006	$24.00	6.5

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2024, the Company had $1.9 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 2.5 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024 and provides information for unvested shares as of September 30, 2024:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2024	318,150	$20.88
Granted	469,655	15.04
Vested	(107,956)	21.39
Forfeited	(5,744)	16.51
Unvested at September 30, 2024	674,105	$16.72

As of September 30, 2024 the Company had $8.5 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.0 years.

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

The following table summarizes performance unit activity for the nine months ended September 30, 2024 and provides information for unvested performance units (reflected at target performance) as of September 30, 2024:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2024	84,699	$28.80
Granted	247,073	16.90
Vested	(2,184)	20.39
Forfeited	(5,525)	27.15
Unvested at September 30, 2024	324,063	$19.97

As of September 30, 2024, the Company had $4.4 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 1.9 years.

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

The provision for income taxes for the three months ended September 30, 2024 and 2023 was $6.2 million and $8.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2024 and 2023 was $20.5 million and $25.5 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended September 30, 2024 and 2023 was 11.9% and 15.0%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 16.1% and 19.3%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

The Organization for Economic Co-operation and Development (“OECD”) has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by numerous countries worldwide. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. While the Company does not expect a resulting material change to our income tax provision or TRA payment for the current year, the Company is evaluating the potential impact of the Pillar Two Framework on income taxes in future periods, including potential impacts to our TRA liability, pending legislative adoption by additional individual countries.

17.
Related party transactions

The Company had one debt instrument with related parties as of September 30, 2024 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 10 – Long-term debt – related party.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Fees reimbursable to Kaiser	$68	$66	$205	$1,157

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Amounts due from related parties	$245	$192
Amounts due to related parties	345	577
Prepaid expenses – related party	2,803	2,162

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Nine months ended September 30,
	2024	2023
Customer A	30%	25%
Customer B	19%	42%

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

The Company’s LNG future purchase obligations are based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility (TTF) futures, or Brent Crude pricing, times a fixed percentage or plus a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational. The following table summarizes the Company’s future LNG purchase and capacity obligations as of September 30, 2024 (in thousands):

Year	Amount
Remainder of 2024	$38,805
2025	81,081
2026	484,147
2027	712,050
2028	776,457
Thereafter	9,816,462
Total commitments	$11,909,002

20.
Supplemental noncash disclosures for consolidated statement of cash flows

Supplemental noncash disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Nine months ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for taxes	$18,876	$19,327
Cash paid for interest	44,259	45,065
Increase (decrease) in capital expenditures included in accounts payable	5,750	(9,054)
Asset under construction transferred to net investments in sales-type leases	45,990	—

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$608,447	$555,853
Restricted cash – current	3,625	2,655
Restricted cash – non-current	14,413	13,950
Cash, cash equivalents, and restricted cash	$626,485	$572,458

21.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total

At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052
Other comprehensive income (loss)	(38)	1,102	642	1,706
Reclassification to income	(3)	(927)	(637)	(1,567)
Reclassification to NCI	30	(132)	(4)	(106)
At June 30, 2024	$(556)	$1,193	$448	$1,085
Other comprehensive loss	(34)	(4,168)	(2,158)	(6,360)
Reclassification to income	(14)	(1,059)	1,239	166
Reclassification to NCI	38	3,988	702	4,728
At September 30, 2024	$(566)	$(46)	$231	$(381)
1
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income (loss)	(420)	389	(321)	(352)
Reclassification to income	—	(497)	(416)	(913)
Reclassification to NCI	318	81	559	958
At March 31, 2023	$(626)	$524	$310	$208
Other comprehensive income	101	4,194	895	5,190
Reclassification to income	214	(678)	(391)	(855)
Reclassification to NCI	(239)	(2,665)	(382)	(3,286)
At June 30, 2023	$(550)	$1,375	$432	$1,257
Other comprehensive income (loss)	62	4,053	(4,625)	(510)
Reclassification to income	—	(1,330)	5,274	3,944
Reclassification to NCI	(47)	(2,064)	(492)	(2,603)
At September 30, 2023	$(535)	$2,034	$589	$2,088

22.
Subsequent events

Dividend Declaration

On October 31, 2024, our Board of Directors approved a cash dividend, with respect to the quarter ended September 30, 2024, of $0.06 per share of Class A Common Stock. The dividend is payable on December 5, 2024, to Class A Common Stockholders of record as of the close of business on November 20, 2024. EELP will make a corresponding distribution of $0.06 per interest to holders of Class B interests on the same date of the dividend payment.

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

Our business spans the globe, with regional office presences in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE, one of the largest providers of regasified LNG capacity in Brazil and Pakistan, and we operate the largest floating storage and regasification unit (“FSRU”) in Brazil. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the three months ended September 30, 2024, we generated revenues of $193.4 million, net income of $45.5 million and Adjusted EBITDA of $92.3 million. For the three months ended September 30, 2023, we generated revenues of $275.5 million, net income of $46.5 million and Adjusted EBITDA of $106.9 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of natural gas-to-power in the LNG value chain, and as part of this value chain, we operate at regasification terminals that utilize our FSRU fleet to serve economies throughout the world. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of September 30, 2024, we operate a fleet of ten purpose-built FSRUs, have completed more than 2,900 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 7,100 billion cubic feet of natural gas through 16 LNG regasification terminals. For the three months ended September 30, 2024 and 2023, we generated revenues of $150.1 million and $133.2 million, respectively, from our FSRU and terminal services businesses, representing approximately 78% and 48% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our flexible LNG terminals. For the three months ended September 30, 2024 and 2023 we generated revenues of $43.3 million and $142.3 million, respectively, from LNG and natural gas sales, representing approximately 22% and 52% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in organic and inorganic commercial opportunities. We are evaluating and pursuing early-stage projects with opportunities in South Asia, Asia Pacific, Latin America, Europe, and the Middle East.

Recent Trends and Outlook

Natural gas and LNG prices increased during the third quarter of 2024 as compared to the second quarter of 2024. Dutch Title Transfer Facility (TTF) and Japan Korea Marker (JKM) average second quarter pricing of $10.02/million British thermal units (“MMBtu”) and $11.14/MMBtu, respectively, increased to an average of $11.53/MMBtu and $13.03/MMBtu, respectively, in the third quarter of 2024. The increase in pricing was due to higher demand amid supply constraints.

Global LNG trade volumes increased to about 99.6 million tons per annum (“MTPA”) in the third quarter of 2024, a slight increase from the second quarter’s trade volumes of 99.5 MTPA. Heat waves across Asia triggered increased spot cargo purchasing, causing LNG imports to rise to approximately 74 MTPA in the third quarter of 2024, a 3.5% increase as compared to the second quarter of 2024. Similarly in the Middle East and North Africa, domestic energy shortages, primarily caused by high electricity demand and low domestic gas production, also led to increased LNG imports.

At the end of summer 2024, the need for natural gas injections to fill storage was reduced as European natural gas inventories ended the 2023-2024 winter heating season at record levels. Natural gas demand was reduced during the summer of 2024, which saw temperatures closer to seasonal averages, as compared to the summer of 2023, which experienced higher than normal temperatures. As of the end of September 2024, European natural gas underground storage inventories were approximately 94% full. Although European LNG demand decreased to approximately 20 MTPA in the third quarter of 2024, a 13% decrease from the prior quarter, higher demand in other regions, coupled with supply side constraints, reduced LNG availability in the international market.

On the supply-side, planned and unplanned outages at major LNG production facilities for maintenance and technical issues reduced cargo availability. Geopolitical instability in certain LNG-producing regions, namely North Africa, the Middle East and Russia, further disrupted supply. Delays in new project start-ups, particularly from the United States, caused by construction setbacks and regulatory hurdles, limited anticipated growth in LNG production. Certain LNG-exporting countries faced increased domestic gas demand for electricity generation, reducing the amount of LNG available for export. These supply-side challenges combined with growing global demand significantly tightened the market and supported price increases during the third quarter of 2024.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) as well as earnings allocable to the third-party equity ownership interests in our subsidiaries, Excelerate Energy Bangladesh, LLC and Excelerate Albania Holding Sh.p.k.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
FSRU and terminal services revenues	$150,139	$133,177	$458,120	$377,216
Gas sales revenues	43,280	142,294	118,745	541,683
Cost of revenue and vessel operating expenses	(45,431)	(49,190)	(162,623)	(156,646)
Direct cost of gas sales	(41,399)	(106,109)	(112,451)	(438,987)
Depreciation and amortization expense	(23,031)	(33,161)	(76,341)	(89,126)
Gross Margin	$83,558	$87,011	$225,450	$234,140
Depreciation and amortization expense	23,031	33,161	76,341	89,126
Adjusted Gross Margin	$106,589	$120,172	$301,791	$323,266

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$45,546	$46,505	$106,963	$106,800
Interest expense	15,122	17,518	46,204	50,137
Provision for income taxes	6,158	8,188	20,486	25,503
Depreciation and amortization expense	23,031	33,161	76,341	89,126
Accretion expense	466	446	1,384	1,323
Long-term incentive compensation expense	1,966	1,129	5,263	2,560
Adjusted EBITDA	$92,289	$106,947	$256,641	$275,449

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

	For the three months ended September 30,			For the nine months ended September 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)			(In thousands)
Revenues
FSRU and terminal services	$150,139	$133,177	$16,962	$458,120	$377,216	$80,904
Gas sales	43,280	142,294	(99,014)	118,745	541,683	(422,938)
Total revenues	193,419	275,471	(82,052)	576,865	918,899	(342,034)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	45,431	49,190	(3,759)	162,623	156,646	5,977
Direct cost of gas sales	41,399	106,109	(64,710)	112,451	438,987	(326,536)
Depreciation and amortization	23,031	33,161	(10,130)	76,341	89,126	(12,785)
Selling, general and administrative	23,819	19,513	4,306	70,671	63,393	7,278
Total operating expenses	133,680	207,973	(74,293)	422,086	748,152	(326,066)
Operating income	59,739	67,498	(7,759)	154,779	170,747	(15,968)
Other income (expense)
Interest expense	(11,711)	(13,926)	2,215	(35,914)	(39,360)	3,446
Interest expense – related party	(3,411)	(3,592)	181	(10,290)	(10,777)	487
Earnings (loss) from equity method investments	562	(550)	1,112	1,685	258	1,427
Other income, net	6,525	5,263	1,262	17,189	11,435	5,754
Income before income taxes	51,704	54,693	(2,989)	127,449	132,303	(4,854)
Provision for income taxes	(6,158)	(8,188)	2,030	(20,486)	(25,503)	5,017
Net income	45,546	46,505	(959)	106,963	106,800	163
Less net income attributable to non-controlling interests	36,591	32,613	3,978	85,012	80,096	4,916
Net income attributable to shareholders	$8,955	$13,892	$(4,937)	$21,951	$26,704	$(4,753)
Additional financial data:
Gross Margin	$83,558	$87,011	$(3,453)	$225,450	$234,140	$(8,690)
Adjusted Gross Margin	106,589	120,172	(13,583)	301,791	323,266	(21,475)
Adjusted EBITDA	92,289	106,947	(14,658)	256,641	275,449	(18,808)
Capital expenditures	11,438	11,638	(200)	49,706	304,426	(254,720)

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Net income

Net income was $45.5 million for the three months ended September 30, 2024, a decrease of $1.0 million, as compared to $46.5 million for the three months ended September 30, 2023. Net income was lower primarily due to the transition of Sequoia to a time charter party (“TCP”) agreement in the first quarter of 2024 ($6.8 million), increased selling, general and administrative costs primarily related to business development activities ($4.3 million), a decrease in revenue related to 2023 seasonal service in Argentina ($3.8 million), a decrease in other gas sales opportunities ($3.5 million), partially offset by the update to our useful life assumption in the fourth quarter of 2023 ($6.0 million), extended commissioning time for our power barge assets in Albania during 2023 ($4.6 million), lower interest expense due to decreased debt balances ($2.2 million), a decrease in the provision for income taxes ($2.0 million), and higher interest income received on cash balances invested in money market funds ($1.3 million).

Net income was $107.0 million for the nine months ended September 30, 2024, an increase of $0.2 million, as compared to $106.8 million for the nine months ended September 30, 2023. Net income was higher primarily due to the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), various charter rate increases ($10.0 million), a full first quarter of our charter with Germany ($8.1 million), an increase in interest income ($5.2 million), a decrease in the provision for income taxes ($5.0 million), the benefit of the Sequoia acquisition ($4.0 million), and lower interest expense due to decreased debt balances ($3.4 million), partially offset by the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.7 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($15.6 million), a decrease in other gas sales opportunities ($7.5 million), increased selling, general and administrative expenses primarily due to business development activities ($7.3 million), and increased personnel costs in Argentina ($4.8 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $83.6 million for the three months ended September 30, 2024, a decrease of $3.4 million, as compared to $87.0 million for the three months ended September 30, 2023. Adjusted Gross Margin was $106.6 million for the three months ended September 30, 2024, a decrease of $13.6 million, as compared to $120.2 million for the three months ended September 30, 2023. Gross Margin and Adjusted Gross Margin decreased due to the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($6.8 million), a decrease in revenue related to 2023 seasonal service in Argentina ($3.8 million), and a decrease in other gas sales opportunities ($3.5 million). Gross Margin was improved by the update to our useful life assumption in the fourth quarter of 2023 ($6.0 million) and extended commissioning time for our power barge assets in Albania during 2023 ($4.6 million).

Gross Margin was $225.5 million for the nine months ended September 30, 2024, a decrease of $8.6 million, as compared to $234.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted Gross Margin was $301.8 million, a decrease of $21.5 million, as compared to $323.3 million for the nine months ended September 30, 2023. Gross Margin and Adjusted Gross Margin were lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.7 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($15.6 million), a decrease in other gas sales opportunities ($7.5 million), and increased personnel costs in Argentina ($4.8 million), partially offset by various charter rate increases ($10.0 million), a full first quarter of our charter with Germany ($8.1 million), and lower operating lease expense due to the acquisition of Sequoia ($6.0 million). Gross Margin was improved by the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), partially offset by extended commissioning time for our power barge assets in Albania ($4.2 million) and lower depreciation expense as a result of our acquisition of Sequoia ($2.0 million).

Adjusted EBITDA

Adjusted EBITDA was $92.3 million for the three months ended September 30, 2024, a decrease of $14.6 million, as compared to $106.9 million for the three months ended September 30, 2023. Adjusted EBITDA was lower primarily due to the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($6.8 million), higher selling, general and administrative expenses primarily due to business development activities ($4.3 million), a decrease in revenue related to 2023 seasonal service in Argentina ($3.8 million), and a decrease in other gas sales opportunities ($3.5 million), partially offset by higher interest income received on cash balances invested in money market funds ($1.3 million).

Adjusted EBITDA was $256.6 million for the nine months ended September 30, 2024, a decrease of $18.8 million, as compared to $275.4 million for the nine months ended September 30, 2023. Adjusted EBITDA was lower primarily due to the drydocking of Summit LNG and Excellence, our two vessels accounted for as sales-type leases ($17.7 million), the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($15.6 million), a decrease in other gas sales opportunities ($7.5 million), higher selling, general and administrative expenses primarily due to business development activities ($5.0 million), increased personnel costs in Argentina ($4.8 million), partially offset by various charter rate increases ($10.0 million), a full first quarter of our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), and an increase in interest income ($5.2 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $150.1 million for the three months ended September 30, 2024, an increase of $16.9 million, as compared to $133.2 million for the three months ended September 30, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024 and our new charter in Germany, partially offset by 2023 seasonal service in Argentina.

FSRU and terminal services revenues were $458.1 million for the nine months ended September 30, 2024, an increase of $80.9 million as compared to $377.2 million for the nine months ended September 30, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024 and our new charter in Germany, partially offset by 2023 seasonal service in Argentina.

Gas sales revenues

Gas sales revenues were $43.3 million for the three months ended September 30, 2024, a decrease of $99.0 million, as compared to $142.3 million for the three months ended September 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023, partially offset by fewer LNG sales in Asia Pacific.

Gas sales revenues were $118.7 million for the nine months ended September 30, 2024, a decrease of $423.0 million, as compared to $541.7 million for the nine months ended September 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023, fewer LNG sales in Asia Pacific, and a spot sale in Finland in the first quarter of 2023.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $45.4 million for the three months ended September 30, 2024, a decrease of $3.8 million, as compared to $49.2 million for the three months ended September 30, 2023. The decrease in cost of revenue and vessel operating expenses was primarily due to lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024, partially offset by increased personnel costs in Argentina.

Cost of revenue and vessel operating expenses was $162.6 million for the nine months ended September 30, 2024, an increase of $6.0 million, as compared to $156.6 million for the nine months ended September 30, 2023. The increase in cost of revenue and vessel operating expenses was primarily due to drydock costs on Summit LNG and increased personnel costs in Argentina, partially offset by lower operating lease expense due to the acquisition of Sequoia and lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024.

Direct cost of gas sales

Direct cost of gas sales was $41.4 million for the three months ended September 30, 2024, a decrease of $64.7 million, as compared to $106.1 million for the three months ended September 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and fewer LNG sales in Asia Pacific.

Direct cost of gas sales was $112.5 million for the nine months ended September 30, 2024, a decrease of $326.5 million, as compared to $439.0 million for the nine months ended September 30, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023, fewer LNG sales in Asia Pacific, and a spot sale in Finland in the first quarter of 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were $23.0 million for the three months ended September 30, 2024, a decrease of $10.2 million, as compared to $33.2 million for the three months ended September 30, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions and extended commissioning time on our power barge assets in Albania during 2023.

Depreciation and amortization expenses were $76.3 million for the nine months ended September 30, 2024, a decrease of $12.8 million, as compared to $89.1 million for the nine months ended September 30, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service, partially offset by extended commissioning time on our power barge assets in Albania and increases from the acquisition of Sequoia in the second quarter of 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.8 million for the three months ended September 30, 2024, an increase of $4.3 million, as compared to $19.5 million for the three months ended September 30, 2023. Selling, general and administrative expenses increased primarily due to business development activities.

Selling, general and administrative expenses were $70.7 million for the nine months ended September 30, 2024, an increase of $7.3 million, as compared to $63.4 million for the nine months ended September 30, 2023. Selling, general and administrative expenses increased primarily due to business development activities.

Interest expense

Interest expense was $11.7 million for the three months ended September 30, 2024, a decrease of $2.2 million, as compared to $13.9 million for the three months ended September 30, 2023. Interest expense decreased primarily due to lower balances on our loans.

Interest expense was $35.9 million for the nine months ended September 30, 2024, a decrease of $3.5 million, as compared to $39.4 million for the nine months ended September 30, 2023. Interest expense decreased due to accelerated amortization of deferred issuance costs related to the Amended Credit Agreement (as defined herein) recognized in the nine months ended September 30, 2024, partially offset by our entering into the Term Loan Facility (as defined herein) in the second quarter of 2023.

Other income, net

Other income, net was $6.5 million for the three months ended September 30, 2024, an increase of $1.2 million, as compared to $5.3 million for the three months ended September 30, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds.

Other income, net was $17.2 million for the nine months ended September 30, 2024, an increase of $5.8 million as compared to $11.4 million for the nine months ended September 30, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2024 and 2023 was $6.2 million and $8.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the provision for income taxes was $20.5 million and $25.5 million, respectively. The decrease was primarily attributable to the year-over-year change in the amount and geographical distribution of income.

The effective tax rate for the three months ended September 30, 2024 and 2023 was 11.9% and 15.0%, respectively. For the nine months ended September 30, 2024 and 2023, the effective tax rate was 16.1% and 19.3%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $36.6 million for the three months ended September 30, 2024, an increase of $4.0 million, as compared to $32.6 million for the three months ended September 30, 2023. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Net income attributable to non-controlling interest was $85.0 million for the nine months ended September 30, 2024, an increase of $4.9 million, as compared to $80.1 million for the nine months ended September 30, 2023. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in our Dividend and Distribution Policy in the 2023 Annual Report. For more information regarding our planned dividend payments, see Note 11 – Equity. As of September 30, 2024, we had $608.4 million in unrestricted cash and cash equivalents.

At times, we purchase and sell natural gas and LNG. Some of the inventory purchases that we make to fulfill these sales could potentially exceed cash on hand. We plan to fund any cash shortfalls with borrowings under the EE Revolver (as defined herein). Management believes the EE Revolver will provide sufficient liquidity to execute our contractual purchase obligations. In the event sufficient funds were not available under the EE Revolver, we would seek alternative funding sources.

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

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program (the “Share Repurchase Program”) to purchase up to $50.0 million of our Class A Common Stock, par value $0.001 per share (“Class A Common Stock”). The Share Repurchase

Program does not obligate us to acquire any specific number of shares and will expire on February 28, 2026, and the Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three and nine months ended September 30, 2024, the Company repurchased 363,974 and 1,625,784 shares, respectively, of its outstanding Class A Common Stock at a weighted average price of $20.61 and $17.24 per share, respectively, for a total net cost of approximately $7.5 million and $28.0 million, respectively. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

Cash Flow Statement Highlights

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine months ended September 30,
	2024	2023	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$194,818	$195,274	$(456)
Investing activities	(49,706)	(300,325)	250,619
Financing activities	(91,031)	193,305	(284,336)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(54)	(43)	(11)
Net increase in cash, cash equivalents, and restricted cash	$54,027	$88,211	$(34,184)

Operating Activities

Cash flows provided by operating activities decreased by $0.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to:

•
$158.8 million decrease in cash received for other current assets and other assets primarily due to inventory sold in the first quarter of 2023;
•
a $17.7 million decrease in cash related to the drydocking of Summit LNG and Excellence; and
•
a $15.8 million decrease in cash received from collections of accounts receivable primarily related to receipt of payment for gas sales in Brazil;
•
partially offset by a $122.6 million increase in deferred revenues recognized related to the 2023 gas sales in Brazil;
•
a $57.1 million decrease in cash flows used in settling accounts payable and accrued liabilities primarily due to payments made in the first quarter of 2023 for LNG cargoes sold in the fourth quarter of 2022; and
•
a $10.0 million increase in various charter rates increases.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $250.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the 2023 purchase of Sequoia and 2023 vessel upgrades made on Exemplar ahead of beginning service at the Inkoo Terminal in Finland, partially offset by upgrades on Excelsior in 2024.

Financing Activities

Cash flows used in financing activities increased by $284.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the proceeds of $250.0 million received from the Term Loan Facility in 2023, $27.2 million in cash paid under the Share Repurchase Program in 2024, an $11.4 million increase in repayments on long-term debt, and a $2.1 million decrease in contributions received from our minority owner related to the Albania Power Project, partially offset by payments of $7.3 million for debt issuance costs in 2023.

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

As of September 30, 2024, the Company had issued $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $349.9 million of undrawn capacity was available for additional borrowings as of September 30, 2024.

As of September 30, 2024, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We lease a terminal and offices in various locations under noncancelable operating leases. As of December 31, 2023, we had future minimum lease payments totaling $7.3 million. As of September 30, 2024, we had future minimum lease payments totaling $6.1 million and are committed to $0.5 million in year one, $3.2 million for years two and three, $1.9 million for years four and five and $0.4 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2023, we had future minimum lease payments totaling $274.1 million. As of September 30, 2024, we had future minimum lease payments totaling $248.8 million and are committed to $8.3 million in payments in year one, $66.5 million for years two and three, $60.8 million for years four and five and $113.2 million thereafter.

Newbuild Agreement Commitments

In October 2022, we signed a binding shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of and related to the Newbuild Agreement, our milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. In the fourth quarter of 2024, we made a milestone payment of approximately $50 million, leaving approximately $260 million in remaining spend. Our near-term payment commitments related to the Newbuild Agreement are expected to be approximately $30 million in the first quarter of 2025 and $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

Tax Receivable Agreement

In April 2022, we entered into the TRA with Excelerate Energy Holdings, LLC (“EEH”) and the George Kaiser Family Foundation (the “Foundation” and, together with EEH, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that exist as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $6.0 million for the nine months ended September 30, 2024.

LNG purchase and sale obligations

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

In January 2024, we executed a 15-year sale and purchase agreement with QatarEnergy (the “QatarEnergy SPA”). Under the QatarEnergy SPA, we have agreed to purchase LNG from QatarEnergy beginning in 2026. QatarEnergy will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. Our purchase commitment will be based on a three-month average of Brent Crude prices for the months immediately preceding each delivery, times a fixed percentage. These LNG volumes are intended to be used to supply sales under the Petrobangla SPA.

In the third quarter of 2024, Excelerate signed medium-term agreements for LNG purchases and sales in one of the Atlantic Basin regions in which we do business. Over the term of these agreements, we will purchase and sell approximately 0.65 million tonnes of LNG, the pricing of which will be based on a major European natural gas index. We expect that, under these agreements, the first purchase will be made during the fourth quarter of 2024.

The following table presents our future contractual obligations as of September 30, 2024 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$80,359	$11,828,642
Long-term debt obligations	56,974	467,582
Lease obligations	35,163	219,685
Other purchase obligations	139,403	219,383
Total commitments	$311,899	$12,735,292

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

As of September 30, 2024, the fair value of our interest rate swaps was $(0.6) million, as compared to $1.4 million as of December 31, 2023. Based on our hedged notional amount as of September 30, 2024, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $5.4 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. We did not hold any commodity derivative instruments as of September 30, 2024 or 2023.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the nine months ended September 30, 2024, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For each of the nine months ended September 30, 2024 and 2023, we recorded $(3.2) million in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 19 – Commitments and contingencies in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2023 Annual Report and the Company’s Form 10-Q for the quarterly period ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the Share Repurchase Program
				(in thousands)
July 1, 2024 to July 31 2024	—	$—	—	$29,676
August 1, 2024 to August 31, 2024	—	$—	—	$29,676
September 1, 2024 to September 30, 2024	363,974	$20.61	363,974	$22,281
(1)
Shares purchased under Share Repurchase Program announced February 22, 2024 which authorizes total purchases of up to $50.0 million and expires February 28, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of July 19, 2024.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: November 7, 2024	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)