Form 10-K
period 2024-12-31
Excelerate Energy, Inc.
filed 2025-02-27
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2024, was $461,945,935.

As of February 21, 2025, there were 23,869,545 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in this Annual Report as described below and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed receipt of payment or existing or anticipated project cancellation;
•
the competitive market for liquefied natural gas (“LNG”) regasification services;
•
changes in the supply of and demand for and price of LNG and natural gas and LNG regasification capacity;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our assets;
•
risks associated with conducting business outside of the United States, including political, legal and economic risk;
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

•
the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in this Annual Report and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. For example, the current global economic uncertainty and geopolitical climate, including wars and conflicts, and world or regional health events, including pandemics and epidemics and governmental and third-party responses thereto, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I

Item 1. Business.

Overview and History

Excelerate offers LNG solutions, providing integrated services along the LNG value chain. We offer a full range of regasification services, from FSRUs to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021, as a Delaware corporation. Excelerate was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”).

In April 2022, Excelerate closed its initial public offering (the “IPO”). As a result of the IPO, Excelerate became the general partner of EELP. As we operate and control all of EELP’s business and affairs, we consolidate the financial results of EELP and report non-controlling interests related to the interests held by the other partners of EELP in our consolidated financial statements. The approximately 22.5% of EELP partnership interests owned by us are classified as Class A interests. The remaining approximately 77.5% of EELP interests are owned by Excelerate Energy Holdings, LLC (“EE Holdings”), an entity owned and controlled by Kaiser, and are classified as Class B interests.

Our Company

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas which benefits hundreds of millions of people around the world. From our founding, we have focused on providing LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

Our business spans the globe, with a regional presence in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil, where we operate the largest FSRU, and Pakistan, where we have regasified more LNG than any other provider in the past 10 years. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us.

Our business focuses on the integration of the natural gas-to-power LNG value chain, and as part of this value chain, we operate regasification terminals in global economies that utilize our FSRU fleet. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2024, we operate a fleet of 10 purpose-built FSRUs, have completed more than 3,000 ship-to-ship (“STS”) transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 7,300 billion cubic feet of natural gas through 16 LNG regasification terminals.

We believe the commercial momentum we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we anticipate expanding our business through organic and inorganic commercial opportunities. We are evaluating and pursuing projects in various stages of development, including opportunities in South Asia, Asia Pacific, the Americas, Europe, Africa and the Middle East.

Our integrated LNG solutions are designed to avoid the roadblocks that routinely hinder the development of terminal, gas and power projects in markets worldwide. We offer enhanced energy security and independence to the countries in which we operate, while playing a vital role in advancing their efforts to lower carbon emissions. From our global experience, we see firsthand the impact of providing local communities with a reliable source of energy and the subsequent development of natural gas and power infrastructure to take advantage of the natural gas we deliver to them. With improved access to cleaner and more reliable energy, countries are able to power industries, light homes and bolster economies. Additionally, some of the markets in which we operate lack developed energy infrastructure and therefore rely heavily on our services.

FSRU Fleet

As of December 31, 2024, our fleet includes 10 operational FSRUs plus one additional FSRU under construction. All of the operational vessels in our fleet were built by leading Korean shipyards and were delivered to us as new vessels in the year of delivery set forth in the table below. Our new FSRU is being constructed by HD Hyundai Heavy Industries and is scheduled to be delivered to us in 2026. We are the sole owner of eight FSRUs and we charter two others: Experience, through a long-term charter that is a finance lease from a third party, and Exquisite, through a long-term charter that is a finance lease in a joint venture with Nakilat Excelerate LLC

(the “Nakilat JV”), in which we hold a 45% interest. In March 2023, we exercised a purchase option for Sequoia, which was previously leased from a third party on a five-year charter. The purchase was finalized in April 2023.

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

Time Charter Customers and Contracts

Our time charter and terminal use customers are a mix of state owned oil and gas companies, transmission operators and industrial users of natural gas. Our LNG solutions provide natural gas supply to countries seeking reliable natural gas and power to ensure their energy security. We typically enter into take-or-pay contracts for FSRU long-term charters and integrated LNG terminals. The rates we charge customers are typically based on the economic return requirements for our investments in FSRUs, terminals, pipelines and onshore facilities. Our strategy of operating our FSRUs as an integrated fleet gives us a risk mitigation tool, reducing redeployment risk after the end of a contract as well as reducing the adverse effects of a potential disruption on a current contract.

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

As of December 31, 2024, all of our operational FSRUs are contracted. We currently have contracts with customers in Argentina, Brazil, Bangladesh, Finland, Germany, Pakistan and the UAE, all of which are long-term time charter contracts. In October 2023, we executed a 10-year time charter party (“TCP”) agreement with Petrobras for Sequoia, which commenced on January 1, 2024, and is located at the Bahia Terminal in Brazil.

As of December 31, 2024, the minimum contracted cash flows under our time charter and terminal use contracts was approximately $3.7 billion with a weighted average remaining term of 6.5 years. The stable nature of our FSRU revenue stream is underscored by the critical nature of the services we provide to our customers, which are often in markets lacking natural gas supply optionality. Additionally, our history of operational excellence and our reputation with host governments have resulted in contract renewals, capacity expansions, and other opportunities to help our customers meet increasing needs for cleaner energy. We regularly engage our customers to negotiate potential extensions of our contracts, and many of our older contracts have already been extended. The table below shows the status of our FSRU contract terms as of February 21, 2025:

CURRENT FSRU CONTRACTS [(1)]

GNL Escobar, Argentina
Vessel: Expedient / Counterparty: Energia Argentina S.A.
Guanabara Bay LNG Terminal, Brazil
Vessel: Experience / Counterparty: Petrobras
Jebel Ali LNG Import Terminal, UAE
Vessel: Explorer / Counterparty: Dubai Supply Authority
Engro Elengy Terminal, Pakistan
Vessel: Exquisite / Counterparty: Engro Elengy Terminal (Private)
Ruwais LNG Terminal, UAE
Vessel: Express / Counterparty: Abu Dhabi Gas Industries Ltd.
Moheshkhali LNG Terminal, Bangladesh
Vessel: Excellence / Counterparty: Petrobangla
Summit LNG Terminal, Bangladesh
Vessel: Summit LNG / Counterparty: Summit LNG Terminal Co Ltd
Inkoo Terminal, Finland
Vessel: Exemplar / Counterparty: Gasgrid
Wilhelmshaven, Germany
Vessel: Excelsior / Counterparty: Federal Republic of Germany
Bahia Regasification Terminal, Brazil
Vessel: Sequoia / Counterparty: Petrobras
2010
2015
2020
2025
2030
2035
2040

(1)
Excluding our two evergreen contracts, the minimum contracted cash flows under our time charter and terminal use contracts was approximately $3.6 billion with a weighted average remaining term of 7.4 years.

LNG and Natural Gas Supply & Optimization

Excelerate also generates revenue by selling natural gas and LNG cargos throughout the world. These contracts have been performed under GSAs, LNG sale and purchase agreements (“SPAs”), or master LNG sale and purchase agreements (“MSPAs”), including existing MSPAs that Excelerate has in place with different industry players. Our commercial team has extensive experience sourcing LNG by utilizing wide-ranging, established relationships across the international natural gas industry. We have in excess of 70 MSPAs that enable us to buy and sell LNG and provide adequate supply to our customers. Our operations team has a strong track record of managing loading, transport, and delivery logistics so that cargo supplies are timely and power plant requirements and downstream commitments are met. Cargos have been sold primarily on a Delivery ex-Ship basis while purchases have been a mixture of free-on-board (“FOB”) and Delivery ex-Ship.

Our sales of natural gas and LNG have primarily been conducted through terminals or locations at which we provide time charter services. Over the past four years, we have sold natural gas or LNG on a spot basis at the terminals at which we operate in Bangladesh and Finland, as well as via our Northeast Gateway Deepwater Port in the United States. We also sold LNG into one of the Atlantic Basin regions in which we do business in 2024 through a medium-term sales agreement, as discussed further below. From December 2021 through December 2023, we had a GSA at the Bahia Terminal in Brazil. We continue to look at opportunities to develop additional terminals with integrated natural gas sales as well as agreements to access capacity on existing terminals where we already provide regasification services. We intend to maximize the value of these opportunities by leveraging our network of existing relationships to procure LNG from the international market and by using terminal capacity that has not been assigned to anchor offtakers or adding extra capacity.

During 2023 and 2024, we signed the following additional significant SPAs:

In February 2023, we executed a 20-year SPA with Venture Global LNG. Under the agreement, Excelerate will purchase 0.7 million tonnes per annum (“MTPA”) of LNG on a FOB basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of Henry Hub natural gas futures contract plus a contractual spread. The start of this commitment is dependent on the second phase of the LNG facility becoming operational, which is not expected in the next twelve months. These LNG volumes are expected to support our efforts to balance the predictable margins from our regasification agreements with additional opportunities from gas sales.

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

In the third quarter of 2024, we signed medium-term agreements for LNG purchases and sales in one of the Atlantic Basin regions in which we do business. Over the term, we will purchase and sell approximately 0.65 million tonnes of LNG, the pricing of which is based on Dutch Title Transfer Facility. The first purchase and sale under these agreements were made during the fourth quarter of 2024.

As we grow our business, we are taking a very deliberate and structured approach to sourcing LNG supply. We intend to build a diversified LNG supply portfolio that will allow us to offer a range of cost-effective LNG and natural gas products to both existing and new customers.

Competitive Strengths

We believe we are well positioned to achieve our primary business objectives and execute our business strategies based on the following competitive strengths:

•
Experienced LNG Leader and Proven Ability to Execute. We are an admired player within the LNG industry with significant experience across the value chain. Our experienced team and proven LNG solutions, including one of the largest FSRU fleets employed for regasification, more than 3,000 STS transfers of LNG with over 50 LNG operators and the development or operation of 16 LNG import terminals, make us a market leader and a trusted partner for countries that seek to improve their access to energy. We have over two decades of development, construction and operational experience, making us one of the most accomplished, reliable and capable LNG companies in the industry. Our team’s in-depth experience and local presence enable us to support energy hubs by sourcing and aggregating LNG from the global market for delivery downstream, ensuring the long-term stability, reliability and independence of customers’ energy supply.
•
Positioned to Meet Growing Global Demand for Cleaner Energy. With the demand for cleaner burning fuels growing worldwide, direct access to diverse, reliable energy sources such as LNG has become a critical enabler for economic growth and improving the quality of life across the globe. LNG provides an abundant, competitive and cleaner energy source to meet the world’s growing energy needs. It is also an efficient means to displace coal and oil, which are higher carbon intensity fuels compared to natural gas. As a result, global LNG demand is expected to increase to approximately 730 MTPA by 2050 from approximately 400 MTPA in 2023, according to the S&P IHS Markit. Despite its advantages, LNG access is not readily available in many emerging markets due to the complexity of LNG import projects. We have an established reputation for developing and operating complex LNG solutions and are a trusted operator with a strong track record of bringing reliability, resiliency and flexibility to energy systems.
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
•
Well-Established FSRU Business Supported by Dependable Revenue Base. We own and operate one of the largest FSRU fleets employed for regasification in the industry. The success of our well-established FSRU business is highlighted by our ability to secure long-term, take-or-pay contracts that generate consistent revenue and cash flow with minimal exposure to commodity price volatility. Our ability to swap FSRUs between projects makes our baseline revenue more predictable and minimizes redeployment risk. Further, we minimize the initial commitments for integrated offerings through the initial use of existing, smaller capacity FSRUs while our customers’ markets evolve. Many of our existing customers have benefited from this scalability, which has resulted in better project returns and higher customer loyalty. This strength has allowed us to capture incremental opportunities such as in Brazil, where we developed gas sales through the lease of the Bahia Terminal from Petrobras and in Bangladesh where we secured the Petrobangla SPA. Our profitable FSRU and LNG marketing and supply businesses also provide us with valuable connectivity to global downstream markets. With our expansive global presence, we are well positioned to deliver integrated natural gas and power solutions, giving our customers access to cleaner and more reliable energy.
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
•
Proven Management Team. Our management team has experience in all aspects of the LNG value chain and a strong balance of technical, commercial, operational, financial, legal and management skills. Steven Kobos, our President and Chief Executive Officer, has over 25 years of experience working on complex energy and infrastructure development projects and general maritime operations, specifically LNG shipping, FSRUs, chartering of vessels, shipbuilding contracts, operational agreements and related project finance and tax matters, and he has helped establish Excelerate as a growing and profitable international energy company. Oliver Simpson, our Executive Vice President and Chief Commercial Officer, has 20 years of experience in natural gas and LNG trading and commercial shipping. Mr. Simpson is responsible for contracting and chartering FSRUs, oversight of current customer contracts and relationships, sourcing and supplying LNG flows, and natural gas marketing. Dana Armstrong, our Executive Vice President and Chief Financial Officer, has over 25 years of experience leading both public and private multinational companies within the energy and biotechnology industries. Ms. Armstrong provides oversight of all global financial reporting, financial planning and analysis, accounting, treasury, tax, financial systems and internal controls. David Liner, our Executive Vice President and Chief Operating Officer, has over 25 years of maritime experience in the oil and gas industry with specific expertise in LNG shipping as well as naval architecture, charting and project management. Alisa Newman Hood, our Executive Vice President and General Counsel, has over 20 years of worldwide legal, government relations and energy policy experience. Amy Thompson, our Executive Vice President and Chief Human Resources Officer, has over 25 years of human resources experience in global oil field services organizations and has held various leadership roles in the United States and the Middle East.

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
•
LNG-to-power developers. In many of our markets, we compete with other LNG-to-power companies. Our investment strategy is focused on leveraging our FSRU expertise and local operational experience and relationship development to drive the expansion of incremental infrastructure projects downstream of our terminals. Our focus on the LNG-to-power value chain allows us to develop higher quality projects and enhances our ability to compete for new opportunities, as our customers consider incremental investments to meet their growing energy demand needs.

Business Strategies

Our primary objective is to provide superior returns to our shareholders as a leader in the global LNG sector. Our assets and operations help solve global energy security, sustainability and affordability issues for our customers and the markets that they serve. In 2024, we continued to drive improvements to increase earnings by (i) transitioning Sequoia to a 10-year TCP agreement, which will provide consistent and predictable cash flows over the term of the agreement, and (ii) entering into medium-term agreements for LNG purchases and sales in one of the Atlantic Basin regions in which we do business. We also continued to develop our growth project pipeline that we expect will deliver additional shareholder returns over time.

Our FSRU and terminal services business is our strategic core business. Within our core business, our strategy is to continue to:

•
Develop our existing diversified regasification business by maintaining high levels of safety and service to protect and enhance our stable, long-term contract revenue and margins. Our current markets are essential to maintaining our revenues and providing new opportunities for downstream growth. Our persistent market presence positions us to compete for new growth opportunities as our customers seek new investments to meet their growing energy needs. To continue to develop our existing, diversified regasification business, we plan to use our brand recognition and strategic commercial actions to develop a reputation as more than an FSRU provider. Maintaining a strong presence will require that our teams continue to place a high priority on operational excellence, safety, active management of technical obsolescence, operation and maintenance improvements, cost management and fleet optimization. We operate our fleet with consistently high levels of availability to provide our customers with the confidence that they can rely on us to provide natural gas when they need it. We also plan to continue our initiative to improve returns on our existing vessels by adjusting day rates to market, as we can, and growing our gas sales within our existing customer relationships. We plan to use our current vessels and their associated stable, long-term contract revenues and margins to fund our growth opportunities.
•
Grow our FSRU fleet opportunistically through selective acquisitions to expand market share and by commissioning new vessels or conversions when we anticipate high demand for long-term, high-margin TCP contracts. We seek to consolidate and grow our FSRU market share by reviewing vessel acquisition and conversion opportunities, both at a fleet and an individual vessel level, provided long-term, high margin TCP contract opportunities and utilization forecasts are sufficiently robust. We expect to bring online a new-build FSRU in 2026 to support our forecasted demand and plan to launch additional new vessels as necessary to meet the needs of our new natural gas infrastructure projects in development.

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
•
Emphasize strategic focus and capital discipline. Our core business emerged stronger following the volatile natural gas markets from 2020 through 2023, and we are now poised for prudent deployment of growth capital. Our growth plans will not disrupt our commitment to our disciplined investment philosophy and our systematic approach to project development. The growth opportunities we are currently pursuing offer diversity in both project maturity and project type, featuring a spectrum of final investment decision dates and project structures. We expect to invest in projects across the LNG value chain that offer attractive returns and consistent earnings. It is our aim to maintain and continue to expand our portfolio of growth opportunities that we believe will deliver sustainable and differentiated shareholder returns for years to come.

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

Human Capital Resources and Social Responsibility

Our human capital is our most valuable asset. As of December 31, 2024, we had a global headcount of 919 colleagues, consisting of 241 full-time onshore employees and 678 seafarers. The seafarers and Belgium employees are represented by labor unions or covered under collective bargaining agreements.

We place a high premium on attracting, developing and retaining a talented and high-performing workforce. Our employees act with integrity, responsibility and compliance and are committed to upholding governance and ethics best practices. We believe this commitment is fundamental to having a sustainable business. We offer our employees a variety of company-paid benefits, which we believe are competitive relative to others in our industry. Our onshore employees earn a base salary plus an annual bonus (short term incentive plan) with targets aligned with organizational goals. Our seafarers earn salaries and other compensation commensurate with terms outlined in their collective bargaining agreements. We believe that our relations with our employees are good.

For over two decades, we have provided safe, efficient and cost-effective LNG solutions, and we understand that our success has been in large part due to our employees’ commitment to excellence. Our core values of stewardship, accountability, improvement and leadership (“SAIL”) represent not only our beliefs on how we conduct our business but also how we engage our employees. We have established a corporate culture with a focus on creating a collaborative environment that fosters the personal intellectual growth of each of our employees.

We are dedicated to creating an environment where every team member feels valued and empowered to contribute their unique ideas and perspectives. As a United States (“U.S.”)-based company with global operations, we collaborate with a diverse range of colleagues, vendors, customers, partners, and local communities. The collective sum of our employees' individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, and talent has been crucial to our success over the years.

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

Health and Safety

Health and safety are core values of Excelerate and begin with the protection of our employees. We value people above all else and remain committed to making their safety, security and health our top priority. To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated management system of policies, practices, and controls, including requirements to complete detailed safety and regulatory compliance training on a regularly scheduled basis for all applicable individuals.

Government Regulation

Our vessels, LNG and natural gas infrastructure and operations are subject to regulation under foreign or U.S. federal, state and local statutes, rules, regulations and laws, as well as international conventions. These regulations require, among other things, consultations with appropriate government agencies and that we obtain, maintain and comply with applicable permits, approvals and other authorizations for the conduct of our business. Governments may also periodically revise their laws or adopt new ones, and the effects of new or revised laws on our operations cannot be predicted. These regulations and laws increase our costs of operations and construction, and failure to comply with them could result in consequences such as substantial penalties or the issuance of administrative orders to cease or restrict operations until we are in compliance. We believe that we are in substantial compliance with the regulations described below. For a discussion of risks related to government regulations, see “Risk Factors—Risks Related to Regulations.”

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

We utilize two vessel classification societies, Bureau Veritas and Lloyd’s Register, which keep us informed of the laws of our flag states and enforce them through periodic inspections, which are a prerequisite to us remaining in good standing with the classification societies.

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

On September 15, 2020, the European Parliament voted to include GHG emissions from the maritime sector in the European Union Emissions Trading System (“EU ETS”), the European Union’s carbon market. The Council of the European Union (the “Council”) formally approved European Directive 2003/87/EC and the Monitoring, Reporting and Verification Regulation 2015/757 amending the EU ETS on April 25, 2023. Both legislative acts became effective on June 5, 2023 and amendments became applicable January 1, 2024. The legislation extends the existing ETS to maritime shipping and requires sectors subject to the ETS to reduce emissions by 65% by 2030 compared to 2005 levels. Shipping companies must surrender allowances in a three-year phase-in period, increasing in scope from 40% of their verified emissions allowances in 2024, 70% in 2025 and 100% in 2026. All emissions from voyages and port calls within the European Economic Area and 50% of emissions from voyages into or out of the European Economic Area are subject to the EU ETS. The EU ETS initially covers carbon dioxide emissions but will be expanded to include methane and nitrous oxide beginning in 2026, however, the reporting requirements for methane and nitrous oxide began with 2024 emissions, reportable in 2025.

To enforce EU ETS regulations, each country has set up an Administering Authority to manage compliance. Excelerate’s subsidiary, Excelerate Technical Management, is assigned to Belgium. To calculate and surrender allowances, Excelerate Technical Management has opened a Maritime Operator Holding Account. Over the term of our current contracts within Europe, we typically can pass the costs of compliance with the EU ETS through to our customers per our TCP agreements when on charter. However, after those contracts have expired, we may need to incur additional costs to reduce our emissions by implementing decarbonization strategies in order to continue to provide service within Europe.

In July 2023, the Council adopted FuelEU Maritime, a regulation aiming to support the decarbonization of the shipping industry. Upon entering into force January 1, 2025, it increased the share of renewable and low-carbon fuels in the fuel mix of international maritime transport in the European Union (“EU”). The European Parliament, Council of the European Union and the European Commission have reached an agreement on the FuelEU Maritime regulations which became effective January 1, 2025. The agreement ensures the well-to-wake GHG emission intensity on energy used onboard ships trading in the European Union will gradually decrease over time by requiring a two percent reduction in 2025 from the average well-to-wake GHG intensity of the fleet in 2020, increasing annually until reaching an 80% reduction in 2050. FuelEU Maritime regulates the kind of fuel that can be used and encourages the adoption of lower emission fuels by monitoring carbon dioxide, methane and nitrous oxide emissions. Adoption of these alternate fuels will likely increase fuel costs due to their lower availability and require other investments in newer technology to utilize such fuels. The EU presented to the IMO a GHG fuel intensity proposal similar to the FuelEU Maritime regulation. When the IMO’s GHG fuel intensity proposal becomes effective, there will be two similar but not identical regulations that apply to voyages into, out of and within the EU and European Economic Area.

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

Properties

Our corporate headquarters are in The Woodlands, Texas, and we also have regional presences in Abu Dhabi, Antwerp, Boston, Buenos Aires, Chattogram, Dhaka, Doha, Dubai, Hanoi, Helsinki, London, Rio de Janeiro, Singapore and Washington, D.C. We own no material properties other than our vessels and terminal assets.

Intellectual Property

We rely on trademarks and domain names to establish and protect our proprietary rights, including registrations for “Excelerate Energy” and the Excelerate logo. In addition, we are the registered holder of a variety of domestic domain names, including “excelerateenergy.com.”

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

Item 1A. Risk Factors.

Investing in our Class A Common Stock, $0.001 par value per share (“Class A Common Stock”), involves a high degree of risk. You should carefully consider the following discussion of significant factors, events and uncertainties, together with the other information contained in this Form 10-K. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow; in which case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment.

Risk Factors Summary

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. These risks include, but are not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed receipt of payment or existing or anticipated project cancellation;
•
the competitive market for LNG regasification services;
•
changes in the supply of and demand for and price of LNG and natural gas and LNG regasification capacity;
•
our need for substantial expenditures to maintain and replace, over the long-term, the operating capacity of our assets;
•
risks associated with conducting business outside of the United States, including political, legal, and economic risk;
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

Timely and cost-effective completion of our energy-related infrastructure in compliance with agreed specifications is highly dependent on the performance of our primary engineer, procedure and construct (“EPC”) contractor and our other contractors under our agreements with them. The ability of our primary EPC contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors outside of our control. Until and unless we have entered into an EPC contract for a particular project in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, or if we have disagreements with our contractors about elements of the construction process, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate, or our projects may be delayed and we may face contractual consequences in our agreements with our customers. Although some agreements may provide for liquidated damages in such circumstances, any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, and we expect such liquidated damages to be subject to caps on liability.

The market for LNG regasification services is competitive, and we may not be able to compete successfully.

The industry in which we operate is competitive, especially with respect to the securing of long-term LNG regasification contracts. New competitors could enter the market for FSRUs and operate larger fleets through consolidations, acquisitions or the purchase of new vessels and may be able to offer lower rates and more modern fleets. Competition may also prevent us from achieving our goal of profitably expanding into other parts of the natural gas value chain.

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
•
price competitiveness.

We could face increased competition for providing storage and regasification services for LNG import projects from a number of experienced companies, including state-sponsored entities and major energy companies. While there has been limited availability of FSRUs in recent years, new participants may enter the market, including companies with strong reputations and extensive resources and experience. Current market participants and new entrants may acquire existing FSRUs, contract for newbuildings, or convert LNGCs into FSRUs. This increased competition may cause greater price competition for LNG regasification contracts. As a result of these factors, we may be unable to expand our relationships with existing customers or obtain new customers on a profitable basis.

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
•
changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions;
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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG, could result in increases in prices for natural gas or LNG or result in mark-to-market gains or losses based on the value of our LNG inventory or contractual commitments. During 2023 and 2022, we recorded lower of cost or net realizable value write-downs on our LNG inventory. In addition, cyclical increased pricing of LNG has at times discouraged our customers, especially those in developing economies, from making spot purchases of LNG. Periods of higher LNG prices may also discourage potential customers from agreeing to new LNG projects in favor of other energy sources.

As an example of these factors, on February 1, 2025, the U.S. President announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and a 10% tariff on product imports from certain countries, including China. Although certain of these tariffs have been paused, these actions are expected to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could increase the volatility of the price of LNG and natural gas. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Furthermore, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

We must make substantial expenditures to maintain and replace, over the long-term, the operating capacity of our fleet, regasification terminals and associated assets, pipelines and downstream infrastructure.

Repairs, maintenance and replacement capital expenditures are required to sustain the operating capacity of our assets. These expenditures include those associated with drydocking vessels, modifying existing vessels or regasification terminals, acquiring new vessels, regasification terminals or downstream infrastructure or otherwise repairing or replacing current vessels, regasification terminals and associated assets or downstream infrastructure, at the end of their useful lives. These expenditures could vary significantly from quarter to quarter and could increase as a result of changes in:

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

Our operations and investments outside of the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal and economic risk.

Our operations and investments outside of the United States are subject to the risks normally associated with any conduct of business in foreign countries including:

•
changes in laws or policies of particular countries, including those relating to duties, imports, exports and currency;
•
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
•
increased financing costs.

Threats or instability in a country caused by political events, including elections, changes in government, such as the change that occurred in Bangladesh in 2024, changes in personnel or legislative bodies, military control, civil disturbances, foreign relations or the imposition of sanctions, present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. The risks include increased “unpaid” state participation, higher taxation levels and potential expropriation. Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.

These risks may limit or disrupt our operations, or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our businesses, financial position or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

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

Our success will be dependent upon our ability to enter into or renew contracts with our customers for regasification services, LNG and natural gas sales and development agreements, as well as to maintain our relationships or form new relationships with customers. During each of 2024 and 2023, we had two customers that, at times, accounted for over 10% of our revenues. Our dependence on a small number of customers means that a loss of, or other adverse actions by, any one of these customers could materially reduce our revenues. Accordingly, our near-term ability to generate cash is dependent on our customers’ continued willingness and ability to continue purchasing our services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities that are necessary to enable us to deliver regasification services or compliance with certain contractual representations and warranties in addition to payment of fees for use of our facilities. On occasion, certain customers have extended their payment timeline. Our customer contracts contain interest provisions, which we utilize when there are payment delays. However, we still may be adversely affected if customers continue to delay payment, including payment of interest. For more information regarding the material terms of the contracts with our customers, see “Business—Time Charter Customers and Contracts,” and for more information regarding the risks related to termination of the contracts with our customers, see “—Our contracts with our customers are subject to termination under certain circumstances,” below.

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

The composition of our LNG purchase and supply portfolio and delivery obligations exposes us to commodity price risk and possible oversupply of LNG.

Under GSAs, SPAs, and LNG supply obligations with current and future customers, we are or will be required to deliver to our customers agreed upon amounts of LNG and/or regasified LNG at stated times and within certain specifications, which requires us to obtain sufficient amounts of LNG. To satisfy these obligations, we have entered into a mix of short and long-term LNG purchase agreements. When those purchases and subsequent sales of LNG and/or regasified LNG to customers are not balanced, we have faced and will face exposure to commodity price risks and could have increased volatility in our operating income. If any of our suppliers fail to deliver contracted LNG volumes or we are not able to supplement our supply with additional short-term purchase agreements, we may not be able to receive physical delivery of sufficient quantities of LNG to satisfy our delivery obligations, which may provide customers with the right to terminate their respective contracts with us and/or to seek damages.

In addition, if we sell LNG or regasified LNG into market areas based on market-area indices that are different from the index upon which we purchased LNG, we may be exposed to the differences in the values of the respective indices. In certain forward sale or purchase arrangements, we could be required to recognize mark-to-market adjustments in our operating income. Changes in the index prices relative to each other, also referred to as basis spread, can significantly affect our margins or even result in losses. LNG price fluctuations may make it expensive or uneconomic for us to acquire short-term supply to meet our gas delivery obligations under our GSAs or LNG sales agreements. Higher natural gas, LNG, or crude oil prices could enhance the risk of nonpayment by customers who are not able to pass the higher costs to their customers. For example, our purchases of LNG under our long-term purchase agreement will be FOB, but our sales to customers may be as Delivery ex-Ship or as regasified LNG, exposing us to the foregoing shipping and regasification risks. Because the factors affecting the supply and demand of LNG are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. In addition, initiatives to reduce GHG emissions and other future legislation and regulations, such as those relating to the transportation and security of LNG, or increased use of other energy sources such as solar and wind, could affect the long-term demand for LNG or regasified LNG. Our long-term LNG purchase agreements commit us to purchase certain volumes regardless of the demand for LNG or regasified LNG. A reduction in demand could materially adversely affect our financial condition and operating results.

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of LNG and sale of natural gas, we have entered and may in the future enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or over-the-counter options and swaps with other energy commodity merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when expected supply is less than the amount hedged, the counterparty to the hedging contract defaults on its contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change. Failure to properly hedge any positions that we may have from time to time against changes in natural gas prices could also have a material adverse effect on our business, financial condition and operating results.

Our future growth depends upon our ability to maintain relationships with our existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain, while effectively managing the risks arising from such relationships.

Our success will be dependent upon our ability to enter into or renew SPAs and GSAs and supply agreements with suppliers of LNG and critical components for our projects, as well as to maintain existing relationships or form new ones with LNG suppliers or vendors who provide goods or services critical and necessary to our operations and the development of our energy-related infrastructure projects.

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

Our contracts with our customers contain various termination rights, which may include, without limitation:

•
at the end of a specified time period following certain events of force majeure or the outbreak of war;
•
extended unexcused service interruptions or deficiencies;
•
failure to deliver or commission an FSRU at the start of a project;
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

For some of our future contractual commitments and proposed development projects, we will depend upon third-party liquefaction facilities, seaborne transportation, pipelines, power plants and other facilities that provide gas receipt and delivery in conjunction with integrated terminals. If the construction of new or modified natural gas export terminals, pipeline connections, power plants or other facilities is not completed on schedule or any facilities that we intend to rely on to fulfill our contractual obligations were to become unavailable due to repairs, damage to the facility, lack of capacity, delays in government approvals or permitting or any other reason, our ability to meet our obligations could be restricted, thereby reducing our revenues which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

FSRUs and LNGCs require technically skilled officers and crews with specialized training. As the worldwide FSRU and LNGC fleet has grown, the demand for technically skilled officers and crews has increased, which could lead to a shortage of such personnel. A material decrease in the supply of technically skilled officers and crew, including as a result of wars and conflicts and government responses thereto, or our inability or that of our vessel managers to attract and retain such qualified officers and crew could impair our ability to operate or increase the cost of crewing our vessels, which would materially adversely affect our business, financial condition and results of operations.

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

Acts of war, any outbreak or escalation of hostilities or acts of terrorism may disrupt the U.S. economy or the local economies of the other markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, result in uninsured losses or the termination of certain customer contracts, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for natural gas or LNG and our services and adversely impact our business, prospects, liquidity, financial condition and results of operations.

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

Information system failures, or cybersecurity incidents could adversely affect us.

We rely on accounting, financial, operational, management and other information systems to conduct our operations, including our vessel operations. Our information systems and those of our third-party service providers we rely upon to conduct operations are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, malware (including ransomware), social engineering attacks (including phishing), artificial intelligence-assisted attacks, denial of service attacks, disruptions from misconfigurations, unauthorized use of or access to computer systems, natural disasters, usage errors by our employees and other related risks. Any cybersecurity incident or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business. For example, we or our customers, suppliers or third-party service providers may be subject to retaliatory cyberattacks perpetrated by nation states, including those in response to ongoing conflicts such as the Russia-Ukraine and Israel-Hamas wars and heightened geopolitical challenges.

Cybersecurity is an increasing priority for regulators around the world. The growing number of laws and regulations governing cybersecurity and data privacy present heightened compliance challenges and enforcement risks. A security incident could result in a violation of applicable laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could also harm our business.

In particular, our vessels rely on information and operational systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications, regasification and cargo management. If cybersecurity threats are not recognized or detected until they have been launched, we may be unable to anticipate these threats and may not become aware in a timely manner of such security incident, which could exacerbate any damage we experience. A disruption to the information or operational systems of any of our vessels could lead to, among other things, incorrect routing, collision, grounding, propulsion failure and/or damage to the vessel and crew. In addition to costs associated with investigating and fully disclosing an incident, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed. We have in place safety and security measures on our vessels and onshore operations to secure them against cyberattacks and disruption to their information and operational systems. The cyber threat landscape, however, is rapidly evolving, and while we take measures to protect and defend against cyber threats, these may not be sufficient. We may also be required to expend additional resources in order to strengthen the cybersecurity measures we have implemented, or to investigate any vulnerabilities, which would increase its costs.

Security incidents could also significantly damage our reputation with customers and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may discourage customers from doing business with us, result in significant legal, regulatory and financial exposure, or a loss of confidence in our security measures, which also could harm our business.

FSRU vessel values may fluctuate substantially, and a decline in vessel values may result in impairment charges, the breach of our financial covenants or a loss on the vessels, if these values are lower at a time when we are attempting to dispose of vessels.

Vessel values for FSRUs can fluctuate substantially over time due to a number of different factors, including:

•
prevailing economic conditions in the LNG, shipping, natural gas and energy markets;
•
a substantial or extended decline or increase in demand for LNG;
•
increases in the supply of vessel capacity;
•
the age of a vessel;
•
the remaining term on existing time charters; and
•
the cost of retrofitting or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

If a regasification contract terminates, we may be unable to re-deploy the affected vessel at attractive rates and, rather than continue to incur costs to maintain and finance the vessel, we may seek to dispose of the vessel. Our inability to dispose of a vessel at a reasonable value could result in a loss on the sale and adversely affect our ability to purchase a replacement vessel, our financial condition and our results of operations. A decline in the value of our vessels may also result in impairment charges or the breach of certain of the ratios and financial covenants we are required to comply with in our credit facilities.

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

Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms or cyclones will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of regasification terminals and downstream facilities or affect our ability to import LNG or sell natural gas. In particular, if one of the regions in which our facilities are operating or under development is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur.

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

Risks Related to Regulations

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities and provision of our services, including the import and sale of LNG and natural gas, could impede project development and operations and construction.

The design, construction and operation of LNG terminals, natural gas pipelines, power plants and other facilities, and the import, sale and transportation of LNG and natural gas, are regulated activities. We will be required to obtain permits and licenses according to local regulatory authorities with respect to any new construction, expansion or modification of our facilities, and maintain or renew current permits and licenses on the same terms as our existing facilities. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We cannot control the outcome of the regulatory review and approval processes. Certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges. For example, in February 2024, the Biden Administration announced a temporary pause on pending approvals of LNG exports to non-Free Trade Agreement countries. While the pause was reversed by an executive order in January 2025, any future restriction on or delay in approving natural gas exports like this could negatively impact our business.

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

Our operations are affected by extensive and changing international treaties and conventions as well as national and local environmental protection, health, safety and maritime conduct laws and regulations, including those in force in international waters, the jurisdictional waters of the countries in which our vessels operate, the onshore territories in which our facilities are located, and Belgium and the Marshall Islands where our vessels are registered. These include rules governing response to and liability for oil spills, discharges to air and water, maritime transport of certain materials, discharge of ballast water and the handling and disposal of hazardous substances and wastes. In addition, our vessels are subject to safety and other obligations under law and the requirements of the classification societies that certify our vessels relating to safety and seaworthiness.

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

Compliance with and limitations imposed by these laws, regulations, treaties, conventions, and other requirements, and any future additions or changes to such laws or requirements, may increase our costs or limit our operations and have an adverse effect on our business. Failure to comply can result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations, including, in certain instances, seizure or detention of our vessels. In addition, these requirements can affect the resale value or useful lives of our vessels, require a reduction in cargo capacity, necessitate ship modifications or operations changes or lead to decreased availability of insurance coverage for environmental matters. The heightened environmental, quality and security concerns of insurance underwriters, regulators and charterers may generally lead to additional regulatory requirements, including enhanced risk assessment and security requirements, as well as greater inspection and safety requirements on all LNGCs in the marine transportation market. These requirements are likely to add incremental costs to our operations, and the failure to comply with these requirements may affect the ability of our ships to obtain and, possibly, recover from, insurance policies or to obtain the required certificates for entry into the different ports where we operate.

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

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries in which we do or seek to do business. We must also comply with U.S. international trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in response to Russia’s expanded invasion of Ukraine in February 2022, the United States, the United Kingdom and European Union member states, among other countries, imposed and continue to impose significant sanctions, import and export controls on Russia and Belarus, which target different sectors, including the energy sector, and on certain individuals and entities connected to Russian or Belarusian political, business and financial organizations. The United States and other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. Although we take precautions to comply with all such laws and regulations, the violation of international trade and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse collateral consequences. Moreover, it is possible that we could invest both time and capital into a project involving a country or counterparty that may become subject to international trade controls or economic sanctions. If this were to occur, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties, impairing our ability to access U.S. capital markets and conduct our business.

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

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions from vessels. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. Although the emissions of greenhouse gases from international shipping currently are not subject to the international treaty on climate change known as the Paris Agreement, a new treaty or IMO regulations may be adopted in the future that includes restrictions on shipping emissions. In 2016, the IMO reaffirmed its strong commitment to continue to work to address GHG emissions from ships engaged in international trade. After adopting the 2018 IMO GHG Strategy, the IMO adopted a revised strategy in July 2023 (the “2023 IMO GHG Strategy”). The 2023 IMO GHG Strategy calls for a goal of net zero emissions from international shipping by 2050, an increase in ambition compared to a goal of a 50% reduction in the 2018 GHG Strategy. The 2023 IMO GHG Strategy includes indicative checkpoints set at reducing GHG emissions from international shipping by at least 20% (with a stretch goal of 30%) by 2030, compared to 2008 levels, and by at least 70% (with a stretch goal of 80%) by 2040. The 2023 IMO GHG Strategy also sets a target of at least 5% (with a stretch goal of 10%) uptake of zero or near-zero GHG emission technologies, fuels and/or energy sources by 2030. Consistent with these goals, the IMO’s MEPC agreed upon draft amendments to MARPOL Annex VI that would establish an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an EEXI, an operational CII and an enhanced Ship Energy Efficiency Management Plan. These amendments were formally adopted at the 2021 MEPC session and entered into force on January 1, 2023. Such legislation or regulations have required and may in the future require additional capital expenditures or operating expenses, such as increased costs for low-sulfur fuel needed to meet IMO 2020 requirements, for us to maintain our vessels’ compliance with international and/or national regulations. In October 2024 at MEPC 82, the IMO’s MEPC agreed to further consider a series of challenges and gaps in the Short-term GHG Measure to achieve the levels of ambition of the 2023 IMO GHG Strategy. The MEPC also agreed to a working draft set of MARPOL Annex VI amendments using the IMO Net-Zero Framework, to achieve the ambitions set out in the 2023 IMO Strategy on Reduction of GHG Emissions from Ships. MEPC is anticipated to adopt these and other important measures at its meetings in April 2025.

In addition, in September 2021, a group of over 150 companies, including shipping companies, oil companies and port authorities, called on regulators to require the shipping industry to be fully decarbonized by 2050. In December 2023, CEOs of global shipping companies issued a joint declaration at the 28th Conference of the Parties to the United Nations Framework Convention on Climate (“COP28”) calling for maritime decarbonization and urging the IMO to expedite the transition away from fossil fuels. In November 2024, at the 29th Conference of the Parties to the United Nations Framework Convention on Climate (“COP29”), over 50 leaders from within the shipping value chain signed a Call to Action, calling for decarbonization in the shipping industry by accelerating the adoption of zero-emission fuels.

The European Union has indicated it intends to implement regulations to limit emissions of greenhouse gases from vessels if such emissions are not regulated through the IMO and, in September 2020, the European Parliament approved draft legislation that would put in place measures to address GHG emissions from shipping. Further, on July 14, 2021, the European Commission adopted a series of legislative proposals on how it intends to achieve climate neutrality in the European Union by 2050 (Fit for 55 Package). Beginning January 1, 2024, the EU ETS applies to cargo and passenger ships of 5,000 gross tonnage and above and requires ship operators to pay for the GHG emissions during their voyages to, from and between EU ports. This regulation will be applicable to our entire fleet, although it will impact only ships that will operate in the EU. There is also an initiative to increase the demand and deployment of renewable alternative transport fuels, and a proposal to review the Energy Taxation Directive with regard to the current exemption of fuel used by ships from taxation. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and maintaining our vessels and could require us to make significant financial expenditures that we cannot predict with certainty at this time. Further, our business may be adversely affected to the extent that climate change results in sea level changes or more intense weather events.

Laws and regulations inside and outside the United States relating to climate change affecting the LNG and natural gas industry, including the use of natural gas to generate electricity, growing public concern about the environmental impact of climate change, and broader, economy-wide legislative initiatives to reduce or phase out the use of fossil fuels could adversely affect our business. For example, laws, regulations and other initiatives to shift electricity generation away from fossil fuels to renewable sources over time are at various stages of implementation and consideration and may continue to be adopted in the future in the markets in which we operate. Although it is our expectation that these efforts may reduce global demand for natural gas and increase demand for alternative energy sources in the long term, these changes may occur on a more accelerated basis than we currently project. According to COP29, its central aim is to strengthen the global response to the threat of climate change by limiting a global temperature rise this century to 2.7 degrees Fahrenheit above pre-industrial levels and net zero by 2050. The United States and European Union have set themselves 2050 climate neutrality goals, while emerging countries like China and India are aiming for 2060 and 2070, respectively. Any long-term material adverse effects on the LNG and natural gas industry as a result of climate change and energy transition objectives could have a significant, adverse financial and operational impact on our business that we cannot predict with certainty at this time.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, results of operations and prospects.

In the ordinary course of business, we collect, use, store, share, retain and otherwise process certain types of personal and confidential information. These activities may subject us to various privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations that federal, state, local, and foreign legislators and/or regulators are increasingly adopting, specifying, revising, and enforcing. This has created an ever-evolving regulatory landscape that is difficult to maintain compliance with, especially as our practices and business activities continue to advance. Compliance with current or future privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations related to personal and confidential information (which may broadly include data of business-to-business contacts or employees) to which we are subject could be costly and could require us to change our business practices in a manner that does not align with our business objectives (e.g., by limiting our ability to provide certain products and services, such as those that involve sharing information with third parties). Additionally, noncompliance by us, or the third parties on which we rely, can also result in significant consequences, including civil and/or criminal penalties, injunctions, fines, as well as exposure to private litigation. We cannot predict the effect compliance or noncompliance may have on our operating environment.

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

Internationally, many jurisdictions have established their own data security and privacy legal frameworks, including data localization and storage requirements, with which we may need to comply. For example, the European Union, the United Kingdom and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in European countries. In particular, the European Union General Data Protection Regulation (“GDPR”) applies to (i) the processing of personal data carried out in the context of the activities of a company established in the European Union; and (ii) the processing of personal data carried out by a company not established in the European Union where such processing relates to (a) the offering of goods or services to data subjects who are in the European Union, or (b) the monitoring of the behavior of data subjects who are in the European Union. Specifically, the GDPR provides for numerous privacy-related provisions, including control for data subjects (e.g., the “right to be forgotten” and the right to data portability), requirements related to the implementation of appropriate security measures, the transfer of personal data outside the European Union in countries not considered as ensuring an adequate level of protection and personal data breach notification, as well as important administrative fines in case of non-compliance. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Considering our physical presence in Belgium and employment of individuals in the European Union, complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by supervisory authorities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to potential increases in our compliance costs, increased potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Because the interpretation and application of many privacy, data security, and data protection laws, rules, regulations, guidance, industry standards, and contractual obligations are uncertain, it is possible that these laws may be interpreted and enforced in a manner that is inconsistent with our expectations, and as a result, our practices may not be in compliance. Any inability to adequately address privacy, data security, and data protection-related concerns or comply with related laws, rules, regulations, guidance, industry standards, and contractual obligations could adversely impact our business by requiring us to change our business activities or modify our solutions and platform capabilities in a manner that does not align with our business objectives and result in fines, penalties, injunctions, lawsuits and other claims and penalties, along with potentially causing damage to our reputation, inhibiting our growth, and otherwise adversely affecting our business. Furthermore, the costs and other burdens of compliance may limit the use and adoption of, and reduce the overall demand for, our products and services, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, rules and information security, our business may be harmed.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

Our current operations and future projects are subject to the inherent risks associated with LNG, natural gas and power and maritime operations and other risks, including the shipment and transportation of hazardous substances, explosions, pollution, the release of toxic substances, fires, seismic events, cyclones and other adverse weather conditions, acts of aggression or terrorism, cybersecurity incidents and other hazards, each of which could result in significant delays in commencement or interruptions of operations or result in damage to or destruction of our facilities and assets or damage to persons and property. We do not, nor do we intend to, maintain insurance against all of these risks and losses, and the business interruption insurance that we do carry may not be adequate to pay for the full extent of loss from a covered incident. In particular, we do not carry business interruption insurance for cyclones and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses or delays.

We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future. For example, environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. Marine disasters, natural disasters or a significant release of natural gas could result in losses that exceed our insurance coverage. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions. Insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies could cause us to incur direct losses or result in premium increases or the imposition of large deductible or coinsurance requirements.

We operate in jurisdictions that have experienced and may in the future experience significant political volatility. Our projects and developments could be negatively impacted by political disruption including risks of delays to our development timelines and delays related to regime change in the jurisdictions in which we intend to operate. While we maintain industry-standard war risk insurance, our insurance policies in totality may not be adequate enough to protect us from all losses related to political disruptions, including losses as a result of project delays or business interruption. Any attempt to recover from loss due to a political disruption may be time-consuming and expensive, and the outcome may be uncertain.

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

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock and Class B Common Stock, $0.001 par value per share (“Class B Common Stock”), are entitled to one vote per share. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by our amended and restated certificate of incorporation or by applicable law. Kaiser, through his ownership of EE Holdings, indirectly owns 100% of our Class B Common Stock (representing 77.5% of the total combined voting power of our Class A Common Stock and Class B Common Stock).

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

In addition, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. Although we have opted out of Section 203, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Kaiser and his successors (other than our company), as well as their direct and indirect transferees, are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions.

Kaiser, through his indirect beneficial ownership of all of our outstanding Class B Common Stock, controls approximately 77.5% of the total combined voting power of our outstanding Class A Common Stock and Class B Common Stock, which gives him the ability to prevent a potential takeover of our company. If a change in control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, rely on exemptions from certain corporate governance requirements.

Kaiser indirectly beneficially owns a majority of our voting power for the election of our directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power with respect to director elections is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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

If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us, particularly as a result of rising interest rates, or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit markets in order to attract financing on reasonable terms may be adversely affected. Until recently, global financial markets had operated in an ultra-low interest rate environment since the 2008 financial crisis, which has resulted in abnormal fund flows and traditional investment grade versus non-investment grade credit spreads. If interest rates and credit spreads continue to rise, it could adversely impact our ability to maintain investment returns and/or affect the investment returns of future project opportunities.

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

As of December 31, 2024, we had outstanding principal on long-term debt to third parties of $333.6 million and principal on long-term debt to related parties of $170.9 million. In addition, as of December 31, 2024, we had finance lease liabilities to third parties of $191.4 million. For more information regarding our long-term debt and lease liabilities, including applicable interest rates, maturity dates and security interests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” If we acquire additional vessels or businesses or enter into new credit facilities, our consolidated debt may significantly increase.

Our debt level could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be limited, or such additional financing may not be available on favorable terms;
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
•
enter into sale-leaseback transactions;
•
enter into swap, forward, future, or derivative agreements;
•
enter into certain other restrictive agreements;
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

Events beyond our control, including changes in the economic and business conditions in the industry in which we operate, interest rate developments, changes in the funding costs of our banks, changes in vessel earnings and asset valuations, geopolitical landscapes or tensions, and outbreaks of epidemic and pandemic diseases, may affect our ability to comply with these covenants. While we are in compliance with all covenants as of December 31, 2024, we cannot provide any assurance that we will continue to meet these ratios or satisfy our financial or other covenants or that our lenders will waive any failure to do so.

Certain investors, lenders and other market participants may scrutinize our ESG policies, which may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) policies and expectations in this area are rapidly evolving. Certain investor advocacy groups, institutional investors, investment funds, lenders and other market participants are focused on ESG practices, placing importance on the perceived implications and social cost of their investments. The focus and activism related to ESG and similar matters from these market participants may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, costs related to litigation and the business, financial condition or stock price of such a company could be materially and adversely affected. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies.

We may face pressures from certain investors, lenders and other market participants, who are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us.

Additionally, certain investors and lenders may reduce their investments or exclude companies engaged in our industry from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to execute our business strategies and service our indebtedness. Similarly, these policies may negatively impact the ability of other businesses in our supply chain, including natural gas producers, as well as users of LNG and natural gas, to access debt and capital markets.

Our statements and policies related to sustainability and other ESG goals, objectives and priorities reflect our current plans and do not constitute a guarantee that they will be achieved or fulfilled. Our efforts to research, establish, accomplish and accurately report on these goals, objectives and priorities expose us to numerous operational, reputational, financial, legal and other risks. In particular, our ability to achieve any stated goal, objective and priority, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters, now and in the future, may not always comply with evolving and disparate standards for identifying, measuring and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. In March 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. The SEC issued final rules in March 2024, however, one month later it issued an indefinite stay of the rules pending litigation over the rules. As the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements change, including the SEC’s proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Similarly, in January 2023, the European Union enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of ESG topics for both EU and non-EU companies that meet certain financial thresholds. In July 2024, the EU’s Corporate Sustainability Due Diligence Directive entered into force, which requires both EU and non-EU companies to identify, address, and report on the impact of their operations and supply chains on human rights and the environment. Numerous jurisdictions around the world have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards, or the recommendations of the Task Force on Climate-Related Financial Disclosures. Furthermore, attention to climate change risks has resulted in an increased possibility of governmental investigations and additional private litigation without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect our businesses. For example, governments and private parties are also increasingly filing lawsuits or initiating regulatory action alleging misrepresentation regarding climate change and other ESG related matters and practices or a failure or lack of diligence to meet publicly stated sustainability or climate-related goals. While we are currently not a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. EELP (or any of its applicable subsidiaries or other entities in which EELP directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a partner of EELP (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in EELP (or any of its applicable subsidiaries or other entities in which EELP directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

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

For example, beginning in 2024, the Inflation Reduction Act of 2022 imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury and other developing global tax legislation. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization of Economic Cooperation and Development (“OECD”). In December 2022, the European Union member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. Various countries have implemented the legislation and others may in the future, which could materially increase the amount of taxes we owe, on a retroactive or prospective basis. In addition, the Pillar Two framework may have impacts on the benefits we realize and payments to be made under our TRA.

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

Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladeshi taka, which could affect the amount of net income that we report in future periods. At times, revenue may be generated in local currency, which could be subject to currency fluctuations and devaluations. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Brazilian real has experienced significant fluctuations relative to the U.S. dollar in the past and the Argentine peso has devalued significantly against the U.S. dollar, from about six Argentine pesos per dollar in December 2013 to approximately 1000 Argentine pesos per dollar in December 2024. Depending on the relative impact of other variables and risks affecting our operations, the continued depreciation of the Argentine peso, the instability of the Argentine economy and actions taken by the Argentine government in response, including the possible dollarization of the economy, may have a negative impact on our business in Argentina.

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

EELP’s ability to make distributions to us depends on its subsidiaries’ ability to first satisfy their obligations to their creditors. We have caused and intend to continue to cause EELP to make distributions to us pursuant to the EELP Limited Partnership Agreement in an amount sufficient to cover our expenses, all applicable taxes payable and dividends, if any, declared by us, and to enable us to make payments under the TRA. Any distributions that EELP makes to us will generally require EELP to make distributions to the other owners of EELP pro rata based on ownership of EELP interests. Deterioration in the financial conditions, earnings or cash flow of EELP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on EELP’s ability to first satisfy its obligations to its creditors.

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

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate the TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. The actual future payments to the TRA Beneficiaries will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the TRA. Any distributions that EELP makes to us will generally require EELP to make distributions to the other owners of EELP pro rata based on ownership of EELP interests. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, we may need to incur debt to finance payments under the TRA.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including the price of our Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local as well as the foreign tax rates then applicable; the amount of each exchanging partner’s tax basis in its interests at the time of the relevant exchange; the depreciation and amortization periods that apply to the assets of EELP and its subsidiaries; the timing and amount of any earlier payments that we may have made under the TRA and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of EELP attributable to the exchanged EELP interests and certain other tax benefits (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the Foundation Vessels), the payments that we will be required to make to the holders of rights under the TRA could be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by EELP are not sufficient to permit us to make payments under the TRA.

In certain circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.

The TRA provides that if (i) we exercise our right to early termination of the TRA in whole (that is, with respect to all benefits due to all of the TRA Beneficiaries) or in part (that is, with respect to some benefits due to the TRA Beneficiaries), (ii) we experience certain changes in control, (iii) the TRA is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the TRA within 180 days after the due date or (v) we materially breach our obligations under the TRA, we will be obligated to make an early termination payment to holders of rights under the TRA equal to the present value of all payments that would be required to be paid by us under the TRA. The amount of such payments will be determined on the basis of certain assumptions in the TRA, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the TRA, (ii) the assumption that any item of loss, deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local as well as foreign tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any interests of EELP (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A Common Stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

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

Payments under the TRA will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such a challenge. If any tax benefits that have given rise to payments under the TRA are subsequently disallowed, we would be entitled to reduce future amounts otherwise payable to a holder of rights under the TRA to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the TRA has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce its payments under the TRA until there has been a final and binding determination, by which time sufficient subsequent payments under the TRA may not be available to offset prior payments for disallowed benefits. We will not be reimbursed for any payments previously made under the TRA if the basis increases described above are successfully challenged by the IRS or another taxing authority. Moreover, payments under the TRA are calculated on the basis of certain assumptions, which may deviate from reality, including, for example, (i) that the increase in tax basis of the assets of EELP that results from exchanges of Class B interests for shares of Class A Common Stock will be determined without regard to the existing tax basis of the assets of EELP and (ii) if Excelerate holds interests of EELP through one or more wholly-owned subsidiaries, the assumption that no such subsidiary exists and Excelerate holds all of its EELP interests directly. As a result, in certain circumstances, payments could be made under the TRA that are significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) and we may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.

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

Pursuant to a Registration Rights Agreement that we entered into with EE Holdings and the Foundation, EE Holdings and the Foundation have rights to require us to file registration statements covering the sale of an aggregate of 89,875,556 shares of our Class A Common Stock, which consist of (i) Class A Common Stock issuable to EE Holdings upon exchange of its corresponding Class B interests of EELP and (ii) Class A Common Stock held by the Foundation, or to include such shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions. Such sales could adversely affect the market price of our Class A Common Stock. In May 2023, pursuant to the Registration Rights Agreement, we filed, and the SEC declared effective, a registration statement on Form S-3 covering, in part, the resale of 7,854,167 shares of Class A Common Stock held by the Foundation.

We cannot assure you that we will pay dividends on or make additional repurchases of our Class A Common Stock, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.

We declared and paid cash dividends on and made repurchases of our Class A Common Stock in the prior fiscal year. Any determination to pay dividends to holders of our Class A Common Stock or make repurchases of Class A Common Stock in the future will be subject to applicable law, the terms of any applicable governing documents and agreements and at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the Amended Credit Agreement, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock or our ability to repurchase our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management program which includes processes for identifying, assessing, and managing risks for all of our information technology (“IT”) systems, services and applications, including cybersecurity threats. Our program aligns with industry standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the IMO guidelines.

These processes include analyzing potential risks from the use of IT components and our use of third-party service providers, engaging third-party service providers to identify potential cybersecurity threats, conducting penetration tests to detect vulnerabilities, conducting employee trainings, monitoring network activities, ensuring patches are applied timely, analyzing and reacting to threat intelligence, and layering controls to prevent unauthorized access to IT assets. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition.

Our IT risk management processes are integrated into our Enterprise Risk Management (ERM) program, which is designed to identify and evaluate potentially material risks, the potential impact of these risks on the enterprise, as well as steps to control and mitigate those risks. Our ERM program is overseen by our Enterprise Risk Committee (“ERC”). Our ERC is comprised of various members of senior management, including our Chief Information Officer (“CIO”) and internal audit and compliance department leaders. The ERC is responsible for the governance of enterprise risks assessments, identification and management of internal risks, and development of related mitigation strategies. See “Risk Factors – Information system failures, cyber incidents or breaches in security could adversely affect us” for further information on how cybersecurity threats could harm our business, financial condition, and results of operations.

If a cybersecurity incident were to occur, we would utilize our incident response plan. This plan governs our process of assessing the incident and our internal and external communications strategy. Our response would be led by our CIO, in coordination with other senior leaders. Depending on the nature and severity of an incident, we may escalate notification to our board of directors.

The cyber risk management program is overseen by our CIO who has over 20 years of experience in leading all aspects of IT. This is done in coordination with our Vice President, IT Audit and Security, who has over 25 years of experience in cybersecurity and other IT security roles, including the management of cybersecurity and compliance teams.

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

Item 3. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part II. Item 8. Financial Statements and Supplementary Data—Note 21 – Commitments and contingencies in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Excelerate Energy, Inc.’s (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) is listed on the New York Stock Exchange (“NYSE”) under the symbol “EE.” As of February 21, 2025, there were three stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 21, 2025, there were 23,869,545 shares of Class A Common Stock outstanding.

There is no market for our Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”). As of February 21, 2025, we had one holder of record of our Class B Common Stock. As of February 21, 2025, there were 82,021,389 shares of Class B Common Stock outstanding.

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A Common Stock, the S&P 500 and the Vanguard Energy Index Fund during the period beginning with our initial public offering (the “IPO”) and ending on December 31, 2024. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/12/2022
6/30/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
Excelerate Energy, Inc. (EE)
S&P 500 (^GSPC)
Vanguard Energy Index Fund (VDE)

	April 12, 2022	June 30, 2022	December 31, 2022	June 30, 2023	December 31, 2023	June 30, 2024	December 31, 2024
Excelerate Energy, Inc.	$100	$83.00	$104.57	$85.06	$64.87	$77.60	$127.72
S&P 500	$100	$86.08	$87.31	$101.20	$108.47	$124.17	$133.75
Vanguard Energy Index Fund	$100	$91.42	$114.11	$108.15	$114.12	$125.99	$121.83

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the Securities and Exchange Commission (“SEC”), and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend and Distribution Policy

During 2024, our board of directors declared four cash dividends with respect to the quarters ended December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024, totaling $0.135 per share of Class A Common Stock. In the first quarter of 2025, our board of directors also declared a cash dividend with respect to the quarter ended December 31, 2024 of $0.06 per share of Class A Common Stock.

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

Holders of our Class B Common Stock will not be entitled to dividends distributed by Excelerate but will share in the distributions made by Excelerate Energy Limited Partnership (”EELP”) on a pro rata basis.

The Amended Credit Agreement restricts the ability of our subsidiaries, including EELP, to pay dividends and distributions to us. There are exceptions that allow our subsidiaries and us to pay such dividends and distributions, including: (i) the ability to make distributions and dividends so long as, at the time thereof and immediately after giving effect thereto, no default or event of default is ongoing under the Amended Credit Agreement, liquidity is not less than $200.0 million and the leverage ratio (calculated pursuant to the terms of our new credit facility) is less than or equal to 2.25 to 1.00; (ii) the ability of EELP to make to us, no more than once per fiscal quarter, distributions and dividends in an aggregate amount, for all such distributions and dividends in any fiscal year, not to exceed 3.0% of the aggregate value (calculated on price-per-share basis) of our issued and outstanding equity interests, so long as, no default or event of default is ongoing under our new credit facility; (iii) the ability of our subsidiaries to make distributions and dividends to parent entities (including us) in order to reimburse such parent entity for the costs and expenses of being a public company (such as costs and expenses related to compliance with SEC reporting and other requirements, the preparation of financial statements and services rendered by auditors, and other similar costs and expenses); and (iv) the ability of our subsidiaries to make distributions to us in respect of certain taxes and any applicable obligations arising under the Tax Receivable Agreement (the “TRA”). In addition, financing arrangements related to two of our vessels and one of our projects allow the lower-tier entities to make distributions to EELP, as long as the applicable entity is in compliance with financial covenants, including coverage ratios, and no event of default has occurred thereunder.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2024.

Repurchase of Equity by Issuer

The following table summarizes the repurchases of our Class A Common Stock during the three months ended December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the Share Repurchase Program
				(in thousands)
October 1, 2024 to October 31, 2024	421,111	$23.37	421,111	$12,546
November 1, 2024 to November 30, 2024	255,048	$28.38	255,048	$5,383
December 1, 2024 to December 31, 2024	171,844	$31.37	171,844	$—
(1)
Shares purchased under the Share Repurchase Program (as defined herein) announced February 22, 2024, which authorized total purchases of up to $50.0 million. The Share Repurchase Program was completed in December 2024.

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

Overview

Excelerate is changing the way the world accesses cleaner and more reliable energy by delivering regasified natural gas, which benefits hundreds of millions of people around the world. From our founding, we have focused on providing liquefied natural gas (“LNG”) solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets in their decarbonization efforts, while at the same time promoting economic growth and improving quality of life.

Our business spans the globe, with regional presences in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil, where we operate the largest floating storage and regasification unit (“FSRU”), and Pakistan, where we have regasified more LNG than any other provider in the past 10 years. We intend to continue marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the year ended December 31, 2024, we generated revenues of $851.4 million, net income of $153.0 million and adjusted earnings before income tax, depreciation, and amortization (“Adjusted EBITDA”) of $348.2 million. For the year ended December 31, 2023, we generated revenues of $1,159.0 million, net income of $126.8 million and Adjusted EBITDA of $346.8 million. For the year ended December 31, 2022, we generated revenues of $2,473.0 million, net income of $80.0 million and Adjusted EBITDA of $296.4 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Our business focuses on the integration of natural gas-to-power in the LNG value chain, and as part of this value chain, we operate at regasification terminals that utilize our FSRU fleet to serve economies throughout the world. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of December 31, 2024, we operate a fleet of 10 purpose-built FSRUs, have completed more than 3,000 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 7,300 billion cubic feet of natural gas through 16 LNG regasification terminals. For the years ended December 31, 2024, 2023 and 2022, we generated revenues of $612.2 million, $506.8 million and $445.2 million, respectively, from our FSRU and terminal services businesses, representing approximately 72%, 44% and 18% of our total revenues for each of those periods.

We also procure LNG from major producers and sell natural gas through our LNG terminals. For the years ended December 31, 2024, 2023 and 2022, we generated revenues of $239.3 million, $652.2 million and $2,027.8 million, respectively, from LNG and natural gas sales, representing approximately 28%, 56% and 82% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in organic and inorganic commercial opportunities. We are evaluating and pursuing projects in various stages of development with opportunities in Asia Pacific, the Americas, Europe, Africa and the Middle East.

Recent Trends and Outlook

Natural gas and LNG prices rose in the fourth quarter of 2024 as compared to the third quarter of 2024. Dutch Title Transfer Facility (“TTF”) and Japan Korea Marker (“JKM”) reported average third quarter of 2024 prices of $11.53 per million British thermal units (“MMBtu”) and $13.03/MMBtu, respectively, which increased to $13.57/MMBtu and $13.94/MMBtu, respectively, in the fourth quarter of 2024.

Global LNG trade volumes reached approximately 105.7 million tons per annum (“MTPA”) in the fourth quarter of 2024, marking an 8% increase from 97.9 MTPA in the third quarter of 2024. Higher demand from Europe, fueled by precautionary measures against potential supply disruptions and heightened seasonal needs, largely drove this growth. This increased European demand elevated TTF prices relative to JKM, which resulted in the diverting of LNG cargoes away from Asia. While European demand surged by 48% quarter-over-quarter, Asian demand dropped by 2%.

By November 1, 2024, European natural gas storage was 95% full, surpassing the European Commission’s 80% target. However, withdrawals began by mid-November and continued in the following months due to a colder 2024–2025 winter compared to the prior two years. The expiration of the Russia-Ukraine natural gas pipeline transit agreement on December 31, 2024, added further pressure on TTF prices, removing approximately 12 billion cubic meters per annum (approximately 8 MTPA) of natural gas from the European market.

Due to limited new production, global LNG supply in 2024 remained largely flat at 414 MTPA as compared to 413 MTPA in 2023, marking the slowest supply growth since 2015. While Russia’s Arctic LNG came online in October 2024 with limited operational capacity of 6.6 MTPA due to existing international sanctions, exports from that project ceased shortly afterward due to further sanctions. Two United States (“U.S.”) LNG export projects made significant advances in December 2024. The first phase of Venture Global’s Plaquemines LNG, which has an operational capacity of 13.3 MTPA, exported its first commercial cargo, and Cheniere’s Corpus Christi LNG Stage III, which has an operational capacity of over 10 MTPA, began LNG production and is expected to be substantially completed in early 2025.

Looking ahead, LNG export projects in Canada, Mexico, and Senegal, along with additional developments in the U.S., are set to ramp up in 2025, adding approximately 43.1 MTPA of new capacity. This 10% capacity increase as compared to 2024 could help alleviate price risk premiums by diversifying supply in the structurally tight global LNG market. However, geopolitical tensions, unpredictable weather, and supply-side disruptions remain potential risks to the global LNG trade in 2025.

For Excelerate, the evolving market dynamics support our growth strategy. The heightened focus on energy security, coupled with the global shift toward cleaner energy sources, will continue supporting demand for LNG. As LNG supply continues to grow, there will be an increasing need for more FSRUs to connect this supply with demand centers worldwide. This reinforces our commitment to focusing on the downstream segment of the LNG value chain, where we believe Excelerate is well positioned to be a key player in facilitating the transition to a more secure and diversified energy landscape.

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

We incur significant equipment costs in connection with the operation of our business, including capital equipment recorded as property and equipment, net on our balance sheets and related depreciation and amortization on our income statement. In addition, we incur repair and maintenance and leasing costs related to our property and equipment utilized both in our FSRU and terminal services and gas sales. Property and equipment and other assets include costs incurred for our fleet of FSRUs and terminal assets, including capitalized costs related to drydocking activities. We are required to drydock our vessels periodically for maintenance and in accordance with applicable international regulations.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of compensation and other employee-related costs for personnel engaged in executive management, sales, finance, legal, tax and human resources. Selling, general and administrative expenses also consists of expenses associated with office facilities, information technology, external professional services, business development, legal costs and other administrative expenses.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock, as well as earnings allocable to the third-party equity ownership interests in our subsidiaries, Excelerate Energy Bangladesh, LLC and Excelerate Albania Holding Sh.p.k.

Net income (loss) attributable to non-controlling interest – ENE Onshore

Net income (loss) attributable to non-controlling interest – ENE Onshore includes the earnings allocable to the equity ownership interests in Excelerate New England Onshore, LLC (“ENE Onshore”). On October 17, 2022, Excelerate Energy Holdings, LLC (“EE Holdings”), the indirect sole member of ENE Onshore, and EELP, the sole member of Excelerate New England Lateral, LLC (“ENE Lateral”), entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “ENE Onshore Merger”), effective October 31, 2022. ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a variable interest entity as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate ceased to have a non-controlling interest related to ENE Onshore.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization

Following the completion of the IPO in April 2022, we are a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, our historical results of operations prior to the IPO do not include provision for U.S. federal income tax for EELP. The reorganization undertaken in connection with the IPO, as described under “Organizational Structure—The Reorganization” in our prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the “Reorganization”), was accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognized the assets and liabilities received in the Reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of EELP. In addition, in connection with the Reorganization and the IPO, we entered into the TRA with EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”) pursuant to which we will be required to pay the TRA Beneficiaries 85% of the net cash savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits described under “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 16, 2024.

Also included in the Reorganization is our acquisition of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “Foundation Vessels”). The acquisition of Excelsior, LLC was accounted for as an acquisition of property and equipment at the completion of the Reorganization. The Foundation Vessels had historically been accounted for as finance leases in our historical financial statements. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification 842, Leases. The Excellence contract with our customer continues to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years ended December 31,
	2024	2023	2022
	(In thousands)
FSRU and terminal services revenues	$612,164	$506,810	$445,157
Gas sales revenues	239,273	652,153	2,027,816
Cost of revenue and vessel operating expenses	(215,610)	(228,165)	(209,195)
Direct cost of gas sales	(227,745)	(518,394)	(1,906,781)
Depreciation and amortization expense	(98,939)	(114,323)	(97,313)
Gross Margin	$309,143	$298,081	$259,684
Depreciation and amortization expense	98,939	114,323	97,313
Adjusted Gross Margin	$408,082	$412,404	$356,997

	Years ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$153,034	$126,844	$79,996
Interest expense	61,022	66,995	59,539
Provision for income taxes	26,099	33,247	28,326
Depreciation and amortization expense	98,939	114,323	97,313
Accretion expense	1,856	1,774	1,494
Long-term incentive compensation expense	7,245	3,639	956
Restructuring, transition and transaction expenses	—	—	6,900
Early extinguishment of lease liability on vessel acquisition	—	—	21,834
Adjusted EBITDA	$348,195	$346,822	$296,358

Consolidated Results of Operations

Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Revenues
FSRU and terminal services	$612,164	$506,810	$445,157	$105,354	$61,653
Gas sales	239,273	652,153	2,027,816	(412,880)	(1,375,663)
Total revenues	851,437	1,158,963	2,472,973	(307,526)	(1,314,010)
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	215,610	228,165	209,195	(12,555)	18,970
Direct cost of gas sales	227,745	518,394	1,906,781	(290,649)	(1,388,387)
Depreciation and amortization	98,939	114,323	97,313	(15,384)	17,010
Selling, general and administrative	94,148	87,476	66,099	6,672	21,377
Restructuring, transition and transaction	—	—	6,900	—	(6,900)
Total operating expenses	636,442	948,358	2,286,288	(311,916)	(1,337,930)
Operating income	214,995	210,605	186,685	4,390	23,920
Other income (expense)
Interest expense	(47,365)	(52,468)	(33,927)	5,103	(18,541)
Interest expense – related party	(13,657)	(14,527)	(25,612)	870	11,085
Earnings from equity method investments	2,247	883	2,698	1,364	(1,815)
Early extinguishment of lease liability on vessel acquisition	—	—	(21,834)	—	21,834
Other income, net	22,913	15,598	312	7,315	15,286
Income before income taxes	179,133	160,091	108,322	19,042	51,769
Provision for income taxes	(26,099)	(33,247)	(28,326)	7,148	(4,921)
Net income	153,034	126,844	79,996	26,190	46,848
Less net income attributable to non-controlling interests	120,156	96,432	55,119	23,724	41,313
Less net loss attributable to non-controlling interests – ENE Onshore	—	—	(1,396)	—	1,396
Less pre-IPO net income attributable to EELP	—	—	12,950	—	(12,950)
Net income attributable to shareholders	$32,878	$30,412	$13,323	$2,466	$17,089
Additional financial data:
Gross Margin	$309,143	$298,081	$259,684	$11,062	$38,397
Adjusted Gross Margin	408,082	412,404	356,997	(4,322)	55,407
Adjusted EBITDA	348,195	346,822	296,358	1,373	50,464
Capital expenditures	113,257	312,735	119,267	(199,478)	193,468

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net income

Net income was $153.0 million for the year ended December 31, 2024, an increase of $26.2 million, as compared to $126.8 million for the year ended December 31, 2023. Net income was higher primarily due to the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), a decrease in the provision for income taxes ($7.1 million), lower interest expense due to decreased debt balances ($5.1 million), an increase in interest income ($4.0 million), and the benefit of the Sequoia acquisition ($4.0 million), partially offset by a decrease due to the transition of Sequoia to a time charter party (“TCP”) agreement in the first quarter of 2024 ($22.3 million), increased selling, general and administrative expenses primarily due to business development activities and long-term incentive compensation ($6.7 million), a decrease in other gas sales opportunities ($4.0 million), and increased personnel costs in Argentina ($3.7 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $309.1 million for the year ended December 31, 2024, an increase of $11.0 million, as compared to $298.1 million for the year ended December 31, 2023. For the year ended December 31, 2024, Adjusted Gross Margin was $408.1 million, a decrease of $4.3 million, as compared to $412.4 million for the year ended December 31, 2023. Gross Margin and Adjusted Gross

Margin were affected primarily by various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), and lower operating lease expense due to the acquisition of Sequoia ($6.0 million), partially offset by a decrease due to the transition of Sequoia to a time charter party (“TCP”) agreement in the first quarter of 2024 ($22.3 million), a decrease in other gas sales opportunities ($4.0 million), and increased personnel costs in Argentina ($3.7 million). Gross Margin was also improved by the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), partially offset by higher depreciation expense as a result of our acquisition of Sequoia ($2.0 million).

Adjusted EBITDA

Adjusted EBITDA was $348.2 million for the year ended December 31, 2024, an increase of $1.4 million, as compared to $346.8 million for the year ended December 31, 2023. Adjusted EBITDA was higher primarily due to various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), and an increase in interest income ($4.0 million), partially offset by a decrease due to the transition of Sequoia to a TCP agreement in the first quarter of 2024 ($22.3 million), a decrease in other gas sales opportunities ($4.0 million), increased personnel costs in Argentina ($3.7 million), and increased selling, general and administrative expenses primarily due to business development activities ($3.1 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $612.2 million for the year ended December 31, 2024, an increase of $105.4 million as compared to $506.8 million for the year ended December 31, 2023. FSRU and terminal services revenues were higher primarily due to beginning our TCP agreement in Brazil in the first quarter of 2024 and our charter in Germany and various charter rate increases, partially offset by 2023 seasonal service in Argentina.

Gas sales revenues

Gas sales revenues were $239.3 million for the year ended December 31, 2024, a decrease of $412.9 million, as compared to $652.2 million for the year ended December 31, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and gas sales into Finland in the first quarter of 2023, partially offset by increased LNG sales in Asia Pacific and a partial LNG cargo sale in the Atlantic Basin in the fourth quarter of 2024.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $215.6 million for the year ended December 31, 2024, a decrease of $12.6 million, as compared to $228.2 million for the year ended December 31, 2023. The decrease in cost of revenue and vessel operating expenses was primarily due to lower expenses in Brazil as a result of transitioning to a TCP agreement in the first quarter of 2024, 2023 drydock costs on Excellence, and lower operating lease expense due to the acquisition of Sequoia, partially offset by drydock costs on Summit LNG and increased personnel costs in Argentina.

Direct cost of gas sales

Direct cost of gas sales was $227.7 million for the year ended December 31, 2024, a decrease of $290.7 million, as compared to $518.4 million for the year ended December 31, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and gas sales into Finland in the first quarter of 2023, partially offset by increased LNG sales in Asia Pacific and a partial LNG cargo sale in the Atlantic Basin in the fourth quarter of 2024.

Depreciation and amortization expenses

Depreciation and amortization expenses were $98.9 million for the year ended December 31, 2024, a decrease of $15.4 million, as compared to $114.3 million for the year ended December 31, 2023. Depreciation and amortization decreased primarily due to the update to our useful life assumptions and accelerated depreciation recognized in the second quarter of 2023 for assets removed from service, partially offset by increases from the acquisition of Sequoia in the second quarter of 2023 and extended commissioning time on our power barge assets in Albania.

Selling, general and administrative expenses

Selling, general and administrative expenses were $94.1 million for the year ended December 31, 2024, an increase of $6.6 million, as compared to $87.5 million for the year ended December 31, 2023. Selling, general and administrative expenses increased primarily due to increased business development activities and long-term incentive compensation.

Interest expense

Interest expense was $47.4 million for the year ended December 31, 2024, a decrease of $5.1 million, as compared to $52.5 million for the year ended December 31, 2023. Interest expense decreased due to accelerated amortization of deferred issuance costs related to the Amended Credit Agreement (as defined herein) recognized in the year ended 2023, partially offset by our entering into the Term Loan Facility (as defined herein) in the second quarter of 2023.

Other income, net

Other income, net was $22.9 million for the year ended December 31, 2024, an increase of $7.3 million as compared to $15.6 million for the year ended December 31, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds.

Provision for income taxes

The provision for income taxes for the years ended December 31, 2024 and 2023 was $26.1 million and $33.2 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the years ended December 31, 2024 and 2023 was 14.6% and 20.8%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Excelerate is a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level.

We have international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, its effective income tax rate is dependent on many factors, including the geographical distribution of income, a rate benefit attributable to the portion of our earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, our tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $120.2 million for the year ended December 31, 2024, an increase of $23.8 million, as compared to $96.4 million for the year ended December 31, 2023. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net income

Net income was $126.8 million for the year ended December 31, 2023, an increase of $46.8 million, as compared to $80.0 million for the year ended December 31, 2022. Net income was higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), the early extinguishment of the Excellence finance lease liability as part of the vessel acquisition ($21.8 million), higher interest income received on cash balances invested in money market funds ($17.3 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), less interest expense – related party incurred in the year ended December 31, 2023 due to the acquisition of the Foundation Vessels (as defined herein) ($7.9 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), lower restructuring, transition and transaction expenses after the completion of our IPO in April 2022 ($6.9 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by an increase in selling, general and administrative expenses ($21.4 million), as discussed below, the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in interest expense ($18.5 million), primarily due to the new Term Loan Facility, extended commissioning time for our power barge assets in Albania ($8.7 million), an increase in depreciation and amortization ($8.3 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarters of 2023 and 2022, respectively, an increase in operating personnel costs ($6.7 million), increases in repairs and maintenance ($5.0 million), and an increase in the provision for income taxes ($4.9 million), as discussed below.

Gross Margin and Adjusted Gross Margin

Gross Margin was $298.1 million for the year ended December 31, 2023, an increase of $38.4 million, as compared to $259.7 million for the year ended December 31, 2022. Adjusted Gross Margin was $412.4 million for the year ended December 31, 2023, an increase of $55.4 million, as compared to $357.0 million for the year ended December 31, 2022. Gross Margin and Adjusted Gross

Margin were higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in operating personnel costs ($6.7 million) and increases in repairs and maintenance ($5.0 million). The increase in Gross Margin was also offset by extended commissioning time for our power barge assets in Albania ($8.7 million) and an increase in depreciation and amortization expense ($8.3 million), primarily as a result of acquiring Sequoia and Excelsior in the second quarters of 2023 and 2022, respectively.

Adjusted EBITDA

Adjusted EBITDA was $346.8 million for the year ended December 31, 2023, an increase of $50.4 million, as compared to $296.4 million for the year ended December 31, 2022. Adjusted EBITDA was higher primarily due to new charters in Finland and Germany, and higher rates on charters in Brazil, Argentina and the UAE, partially offset by the end of our contract in Israel in the fourth quarter of 2022 ($41.0 million), lower operating lease expense due to the acquisition of Sequoia ($22.4 million), higher interest income received on cash balances invested in money market funds ($17.3 million), higher direct margin earned on gas sales in Brazil, Finland and Bangladesh during the year ended December 31, 2023 ($133.8 million), which exceeded direct margin earned on gas sales that occurred in Brazil, Finland and New England during the year ended December 31, 2022 ($121.0 million), improved utilization resulting in lower idle vessel costs in 2023 ($7.7 million), and one of our vessels coming off of suspension in the second quarter of 2022 ($5.6 million), partially offset by an increase in selling, general and administrative expenses ($21.4 million), as discussed below, the drydocking of one of our vessels, Excellence, that is accounted for as a sales-type lease ($20.3 million), an increase in operating personnel costs ($6.7 million) and increases in repairs and maintenance ($5.0 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $506.8 million for the year ended December 31, 2023, an increase of $61.6 million, as compared to $445.2 million for the year ended December 31, 2022. FSRU and terminal services revenues were higher primarily due to the Exemplar charter beginning in Finland in the fourth quarter of 2022, seasonal service by Excelsior in Argentina before redelivery to Germany at the end of the third quarter of 2023, and higher daily rates in Brazil, Argentina and the UAE, partially offset by the end of our contract with Israel in the fourth quarter of 2022.

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

Interest expense – related party

Interest expense – related party was $14.5 million for the year ended December 31, 2023, a decrease of $11.1 million, as compared to $25.6 million for the year ended December 31, 2022. Interest expense decreased primarily due to the acquisition of the Foundation Vessels (as defined herein) in the second quarter of 2022.

Early extinguishment of lease liability on vessel acquisition

In the year ended December 31, 2022, we incurred a $21.8 million expense as a result of the difference between the consideration given to acquire Excellence and the historical finance lease liability.

Other income, net

Other income, net was $15.6 million for the year ended December 31, 2023, an increase of $15.3 million, as compared to $0.3 million for the year ended December 31, 2022. The increase was primarily due to higher interest income received on cash balances invested in money market funds and lower foreign currency exchange losses related to our operations in Brazil.

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

We have international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including geographical distribution of income, a rate benefit attributable to the portion of our earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, our tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

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

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy. For more information regarding our planned dividend payments, see Note 12 – Equity. As of December 31, 2024, we had $537.5 million in unrestricted cash and cash equivalents.

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

Repurchase of Equity Securities

On February 22, 2024, our board of directors approved a share repurchase program (the “Share Repurchase Program”) to purchase up to $50.0 million of our Class A Common Stock. The board of directors approved the Share Repurchase Program because it believed that it (i) would be a prudent use of our available cash, (ii) would enhance the long-term value of the Class A Common Stock, (iii) would demonstrate management’s and the board of directors’ confidence in the business and (iv) was advisable and in the best interests of the Company. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program were determined by us in our discretion and depended on a variety of factors, including legal requirements, price, and business, economic, and market conditions. The Share Repurchase Program was completed in December 2024 as the Company had repurchased the maximum approved amount of $50 million.

During the year ended December 31, 2024, pursuant to the Stock Repurchase Program we repurchased 2,473,787 shares of our outstanding Class A Common Stock at a weighted average price of $20.41 per share, for a total net cost of approximately $50.0 million. For more information, see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Repurchase of Equity by Issuer.

Cash Flow Statement Highlights

Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
Net cash provided by (used in):	(In thousands)
Operating activities	$244,437	$231,885	$225,090
Investing activities	(113,257)	(308,634)	(119,267)
Financing activities	(149,024)	111,357	341,184
Effect of exchange rate on cash, cash equivalents, and restricted cash	(119)	(121)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(17,963)	$34,487	$447,007

Operating Activities

Cash flows provided by operating activities increased by $12.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to differences in the timing of collections and payments related to gas purchases and sales and collections received after our power barge assets went into service, partially offset by drydock expenditures and increased cash tax payments.

Cash flows provided by operating activities increased by $6.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to differences in the timing of TCP invoice collections and drydocks, partially offset by differences in the timing of collections and payments related to gas purchases and sales.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $195.3 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to the 2023 purchase of Sequoia, partially offset by our milestone payment under the Newbuild Agreement (as defined herein).

Cash flows used in investing activities were comprised of capital expenditures made for the purchases of property and equipment, which increased by $189.4 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to the purchase of Sequoia and vessel upgrades made ahead of beginning service at the Inkoo Terminal in Finland.

Financing Activities

Financing activities cash flows decreased by $260.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to $250.0 million in proceeds received from the Term Loan Facility in 2023, $50.0 million in cash paid under the Share Repurchase Program in 2024, a $6.3 million increase in distributions, and a $2.2 million decrease in contributions received from our minority owner related to the Albania Power Project, partially offset by a $41.3 million decrease in repayments on long-term debt and payments of $7.7 million for debt issuance costs in 2023.

Cash flows provided by financing activities decreased by $229.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to proceeds of $412.1 million from the IPO sale of Class A Common Stock in 2022, a $13.4 million increase in distributions to shareholders and joint venture partners and $6.6 million of repayments on a note receivable from George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) during the year ended December 31, 2022, partially offset by $174.8 million increase in net borrowings on our long-term debt and Term Loan Facility (as defined herein) and $25.0 million in cash payments in 2022 made as part of the early extinguishment of a lease liability related to our acquisition of the Foundation Vessels.

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

In April 2023, we purchased Sequoia for $265.0 million using $250.0 million borrowed through our Term Loan Facility together with cash on hand. Concurrently with the purchase, we entered into interest rate swaps for the same notional amount as the Term Loan Facility. The purpose of the swaps is to hedge our exposure to fluctuations in SOFR related to borrowings on the Term Loan Facility. The interest rate swaps have maturity, payment and reset dates that align with those of the Term Loan Facility.

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

The Amended Credit Agreement contains customary representations, warranties, covenants (affirmative and negative, including maximum consolidated total leverage ratio, minimum consolidated interest coverage ratio, and collateral vessel maintenance coverage covenants), and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of amounts borrowed under the EE Facilities. As of December 31, 2024, the Company had issued $22.8 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $327.2 million of undrawn capacity was available for additional borrowings as of December 31, 2024.

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company is deemed the owner of the vessel and continues to recognize the vessel on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4% and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

In the second quarter of 2023, the agreement was amended to convert the reference rate in the Experience Vessel Financing from the LIBOR to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%. Debt issuance costs of $7.2 million related to the original loan and subsequent amendments are presented as a direct deduction from the debt and are being amortized over the life of the original loan. The agreement contains certain security rights related to Experience in the event of default.

The Company’s vessel financing loan has certain financial covenants as well as customary affirmative and negative covenants. EELP must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a three-month debt service reserve be funded and that the value of the vessel equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for vessel financings. The financing also requires the vessel to carry the typical vessel marine insurances.

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

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2021, 2022, 2023 and 2024, waivers were obtained for immaterial non-financial covenants and are still in effect.

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

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note, as amended, allowed for a maximum commitment amount of up to $260 million, had a maturity date of December 31, 2023, and had an interest rate of LIBOR plus 1.55%. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 10 – Long-term debt, net.

KFMC-ENE Onshore Note

In September 2021, ENE Lateral assigned to KFMC all of its rights, title and interest to receive payment under a note with ENE Onshore (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral to KFMC under a promissory note it entered into with KFMC in December 2015. As a result of such assignment, ENE Onshore was obligated to pay KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, KFMC and ENE Onshore entered into an amended and restated note allowing a maximum commitment of $25.0 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

As of December 31, 2024, the Company was in compliance with the covenants under its debt facilities.

Foundation Vessels Purchase

In April 2022, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly-owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). Excellence will continue to be accounted for as a sales-type lease and thus did not result in an adjustment to property and equipment. The difference between the consideration given to acquire Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Other Contractual Obligations

Operating Leases

We lease offices in various locations under noncancelable operating leases. As of December 31, 2023, we had future minimum lease payments totaling $7.3 million. As of December 31, 2024, we had future minimum lease payments totaling $5.6 million and are committed to $1.8 million in year one, $2.5 million for years two and three, $1.3 million for years four and five and no payments thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2023, we had future minimum lease payments totaling $274.1 million. As of December 31, 2024, we had future minimum lease payments totaling $240.4 million and are committed to $33.2 million in payments in year one, $66.5 million for years two and three, $55.2 million for years four and five, and $85.5 million thereafter.

Newbuild Agreement Commitments

In October 2022, we signed a binding shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of and related to the Newbuild Agreement, our milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. During the year ended December 31, 2022, we made the first milestone payment of approximately $30 million. In the fourth quarter of 2024, we made a milestone payment of approximately $50 million, leaving approximately $260 million in remaining spend. Our near-term payment commitments related to the Newbuild Agreement are expected to be approximately $30 million in the first quarter of 2025 and $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

Tax Receivable Agreement

In April 2022, we entered into the TRA with the TRA Beneficiaries. The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. See “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 16, 2024.

The payments that we will be required to make under the TRA, including those made if we elect to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to the TRA Beneficiaries (not including Excelerate) will equal $62.1 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 16, 2024. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

For the years ended December 31, 2024 and 2023, we made payments under the TRA of $4.0 million and $3.4 million, respectively. The TRA payment forecasted to be made in 2025 as of December 31, 2024, is $3.1 million. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $433.4 million, assuming (i) that EE Holdings exchanged all of its EELP interests using our December 31, 2024 closing market price of $30.25 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to the TRA Beneficiaries will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $7.0 million in 2024. We expect to receive distributions from EELP in order to make any required payments under the TRA. Any distributions that EELP makes to us will generally require EELP to make distributions to the other owners of EELP pro rata based on ownership of EELP interests. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as result of timing discrepancies or otherwise, we may need to incur debt to finance payments under the TRA.

LNG purchase and sale commitments

In February 2023, we executed a 20-year LNG sale and purchase agreement (“SPA”) with Venture Global LNG. Under the agreement, we will purchase 0.7 MTPA of LNG on a free-on-board basis from the Plaquemines Phase 2 LNG facility in Plaquemines Parish, Louisiana. Our purchase commitment will be based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread. The start of this commitment, however, is dependent on the second phase of the LNG facility becoming operational, which is not expected in the next 12 months.

In November 2023, we signed a 15-year SPA with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from us beginning in 2026. We will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through our two existing FSRUs in Bangladesh, Excellence and Summit LNG, on a Delivery ex-Ship basis.

In January 2024, we executed a 15-year SPA with QatarEnergy. Under the agreement, we have agreed to purchase LNG from QatarEnergy beginning in 2026. QatarEnergy will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. Our purchase commitment will be based on a three-month average of Brent Crude prices for the months immediately preceding each delivery, multiplied by a fixed percentage. These LNG volumes are intended to be used to supply sales under the SPA we have with Petrobangla.

In the third quarter of 2024, we signed medium-term agreements for LNG purchases and sales in one of the Atlantic Basin regions in which we do business. Over the term of these agreements, we will purchase and sell approximately 0.65 million tonnes of LNG, the pricing of which will be based on TTF. The first purchase under these agreements was made during the fourth quarter of 2024.

The following table presents our future contractual obligations as of December 31, 2024 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$89,056	$11,533,184
Long-term debt obligations	57,378	452,142
Lease obligations	35,030	210,989
Other purchase obligations	91,569	219,090
Total commitments	$273,033	$12,415,405

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

Leases

We account for leases under the provisions of ASC 842. In the application of ASC 842 for leases in which we are the lessee, certain estimates and management judgments are required such as determining the useful life of a leased asset, the discount rate used in calculating the present value of lease payments, and when leases have extension or termination options that are likely to be exercised. When we are the lessor, estimates are required in allocating the contract consideration between the lease component and non-lease components on a relative standalone selling price basis.

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

We have certain lease agreements that provide for the option to extend or terminate early, which was evaluated on each lease to arrive at the lease term. If we were reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2024, we did not have any lease agreements with residual value guarantees or material restrictions or covenants.

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

Tax receivable agreement

In connection with the IPO, we entered into the TRA with the TRA Beneficiaries. The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits. The amount and timing of future payments to the TRA Beneficiaries will vary as the calculation depends on a variety of factors and future events. Potential future actions taking by us, such as mergers or other forms of business combinations that would constitute a change in control, may influence the timing and amount of payments we make under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

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

As of December 31, 2024 and December 31, 2023, the fair value of our interest rate swaps was $2.3 million and $1.4 million, respectively. Based on our hedged notional amount as of December 31, 2024, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $4.4 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of December 31, 2024 and December 31, 2023, we had no financial commodity derivatives outstanding.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the years ended December 31, 2024, 2023 and 2022, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the years ended December 31, 2024, 2023 and 2022, we recorded $(3.5) million, $(4.1) million and $(7.2) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework,” published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report appears on page F-2 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, Texas.

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

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
2.1

Securities Purchase Agreement, dated as of April 8, 2022, by and between Maya Maritime LLC and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

3.1	Amended and Restated Certificate of Incorporation of Excelerate Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
3.2	Amended and Restated Bylaws of Excelerate Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
4.1

Registration Rights Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Holdings, LLC and Maya Maritime LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

4.2

Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

4.3

Amendment No. 1, dated August 9, 2023, to Stockholder’s Agreement, dated as of April 18, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2023).

4.4	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed March 29, 2023).
10.1

Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of April 14, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

10.2

Amendment No. 1, dated May 10, 2023, to Sixth Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of May 10, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.3

Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership, Maya Maritime LLC and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

10.4*

Amendment No. 1, dated December 17, 2024, to the Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc. and each of its Subsidiaries, each of the TRA Holders, and the TRA Representative.

10.5

Form of Indemnification Agreement entered into with Directors and Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A filed on January 21, 2022).

10.6*	Form of Indemnification Agreement entered into with Directors and Officers.
10.7†	Excelerate Energy, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
10.8†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Stock Option (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.9†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award of Restricted Stock Units (Directors 2022) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.10†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2023) (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.11†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2023) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.12†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (Employees 2023) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

10.13†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2024) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.14†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2024) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.15†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (Employees 2024) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.16†	Excelerate Energy, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
10.17*†	Excelerate Energy, Inc. Change in Control Severance Plan (October 31, 2024 Revision).
10.18†

Written Description of the Material Terms of the Excelerate Energy 2021 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Statement on Form S-1/A, filed on January 21, 2022).

10.19‡

Shipbuilding Contract for the Construction of Hull No. 3407 between Excelerate Vessel Company Limited Partnership and Hyundai Heavy Industries Co., Ltd. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2023).

10.20

Memorandum of Agreement Saleform 2012 effective as of March 23, 2023 by and between Anemoesa Marine Inc. and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2023).

10.21

Transition Services and Separation Agreement dated November 8, 2022, by and between Excelerate Energy Limited Partnership and Calvin Bancroft (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on March 28, 2023).

10.22

Transition Services and Separation Agreement dated November 16, 2023 by and between Excelerate Energy Limited Partnership and Daniel Bustos (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 29, 2024).

10.23†

Letter Agreement dated April 3, 2020, by and between Excelerate Energy Limited Partnership and Dana Armstrong (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022).

10.24†

Letter Agreement dated October 16, 2020, by and between Excelerate Energy Limited Partnership and Alisa Newman Hood (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022).

10.25

Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2023).

10.26

First Amendment, dated September 8, 2023, to the Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023).

10.27

Corrective Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.28

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of July 19, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2024).

10.29

Waiver Agreement With Respect to Stockholder’s Agreement, dated as of April 4, 2024, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holders LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2024).

19*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dodd-Frank Clawback Policy (Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed February 29, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Excelerate Energy, Inc.

Date: February 27, 2025	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Signature	Title (Position with Excelerate Energy, Inc.)

/s/ Steven Kobos	President & Chief Executive Officer
Steven Kobos	(Principal Executive Officer)

/s/ Dana Armstrong	Executive Vice President and Chief Financial Officer
Dana Armstrong	(Principal Financial Officer)

/s/ Michael Bent	Vice President, Controller and Chief Accounting Officer
Michael Bent	(Principal Accounting Officer)

/s/ Don P. Millican	Chairman of the Board and Director
Don P. Millican

/s/ Deborah L. Byers	Director
Deborah L. Byers

/s/ Nisha D. Biswal	Director
Nisha D. Biswal

/s/ Paul T. Hanrahan	Director
Paul T. Hanrahan

/s/ Tyler D. Todd	Director
Tyler D. Todd

/s/ Robert A. Waldo	Director
Robert A. Waldo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Excelerate Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Excelerate Energy, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Notes 2 and 15 to the consolidated financial statements, revenues relate to revenue from leases (time charter contracts resulting in operating or sales-type leases) and revenue from contracts with customers (time charter, regasification, and other services) (collectively “FSRU and terminal services”) and gas sales. The time charter contracts contain a lease component for the use of the vessel and/or terminal and may contain non-lease components relating to the operation of the assets (i.e., time charter, regasification and other services). For time charter contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the charter. The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. Additionally, as part of its operations, the Company sells natural gas and liquified natural gas (LNG), generally through its use of its floating storage and regasification unit fleet and terminals. Gas sales revenues are recognized at the point in time each unit of natural gas or LNG cargo is transferred to the control of the customer. For the year ended December 31, 2024, the Company recognized total revenue of $851 million, comprised of revenue from leases of $548 million, from time charter, regasification and other services of $64 million, and from gas sales of $239 million.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing management’s assessment of contract classification for FSRU and terminal services and gas sales revenues; (ii) testing the completeness, accuracy, and occurrence of revenues by (a) obtaining and inspecting source documents, such as contracts, invoices and subsequent cash receipts for a sample of FSRU and terminal services non-lease transactions, (b) obtaining and inspecting the underlying contract terms to recalculate FSRU and terminal services operating lease revenues, (c) obtaining and inspecting the underlying contract terms and payments for a sample of FSRU and terminal services sales-type lease revenues, and (d) obtaining and inspecting supporting contracts, invoices, and volume reports for a sample of gas sales revenue; and (iii) confirming a sample of outstanding FSRU and terminal services and gas sales customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and remittance advices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2025

We have served as the Company’s auditor since 2021.

Excelerate Energy, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$537,522	$555,853
Current portion of restricted cash	2,612	2,655
Accounts receivable, net	119,960	97,285
Current portion of net investments in sales-type leases	43,471	16,463
Other current assets	50,714	27,356
Total current assets	754,279	699,612
Restricted cash	14,361	13,950
Property and equipment, net	1,622,896	1,649,779
Net investments in sales-type leases	376,814	383,547
Investment in equity method investee	19,295	21,269
Deferred tax assets, net	27,559	42,948
Other assets	68,011	49,274
Total assets	$2,883,215	$2,860,379
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,135	$13,761
Accrued liabilities and other liabilities	71,573	89,796
Current portion of deferred revenue	58,185	27,169
Current portion of long-term debt	46,793	42,614
Current portion of long-term debt – related party	8,943	8,336
Current portion of finance lease liabilities	23,475	22,080
Total current liabilities	216,104	203,756
Long-term debt, net	286,760	333,367
Long-term debt, net – related party	161,952	171,693
Finance lease liabilities	167,908	189,807
TRA liability	58,736	67,061
Asset retirement obligations	43,690	41,834
Long-term deferred revenue	27,722	29,098
Other long-term liabilities	31,842	14,409
Total liabilities	$994,714	$1,051,025
Commitments and contingencies (Note 21)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,432,131 shares issued as of December 31, 2024 and 26,284,027 shares issued as of December 31, 2023)	26	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	82	82
Additional paid-in capital	467,429	465,551
Retained earnings	72,322	39,754
Accumulated other comprehensive income	502	505
Treasury stock (2,564,058 shares as of December 31, 2024 and 20,624 shares as of December 31, 2023)	(52,375)	(472)
Non-controlling interest	1,400,515	1,303,908
Total equity	1,888,501	1,809,354
Total liabilities and equity	$2,883,215	$2,860,379

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$612,164	$506,810	$445,157
Gas sales	239,273	652,153	2,027,816
Total revenues	851,437	1,158,963	2,472,973
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	215,610	228,165	209,195
Direct cost of gas sales	227,745	518,394	1,906,781
Depreciation and amortization	98,939	114,323	97,313
Selling, general and administrative expenses	94,148	87,476	66,099
Restructuring, transition and transaction expenses	—	—	6,900
Total operating expenses	636,442	948,358	2,286,288
Operating income	214,995	210,605	186,685
Other income (expense)
Interest expense	(47,365)	(52,468)	(33,927)
Interest expense – related party	(13,657)	(14,527)	(25,612)
Earnings from equity method investment	2,247	883	2,698
Early extinguishment of lease liability on vessel acquisition	—	—	(21,834)
Other income, net	22,913	15,598	312
Income before income taxes	179,133	160,091	108,322
Provision for income taxes	(26,099)	(33,247)	(28,326)
Net income	153,034	126,844	79,996
Less net income attributable to non-controlling interest	120,156	96,432	55,119
Less net loss attributable to non-controlling interest – ENE Onshore	—	—	(1,396)
Less pre-IPO net income attributable to EELP	—	—	12,950
Net income attributable to shareholders	$32,878	$30,412	$13,323

Net income per common share – basic	$1.29	$1.16	$0.51
Net income per common share – diluted	$1.27	$1.11	$0.51
Weighted average shares outstanding – basic	25,400,181	26,256,104	26,254,167
Weighted average shares outstanding – diluted	25,844,735	108,299,587	26,262,107

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$153,034	$126,844	$79,996
Other comprehensive income (loss)
Cumulative translation adjustment	(119)	(121)	—
Change in unrealized gains (losses) on cash flow hedges	1,104	(491)	5,453
Share of other comprehensive income (loss) of equity method investee	(936)	589	4,997
Other comprehensive income (loss) attributable to non-controlling interest	(52)	13	(757)
Pre-IPO other comprehensive income attributable to EELP	—	—	(5,458)
Comprehensive income	153,031	126,834	84,231
Less comprehensive income attributable to non-controlling interest	120,156	96,432	55,119
Less comprehensive loss attributable to non-controlling interest – ENE Onshore	—	—	(1,396)
Less pre-IPO net income attributable to EELP	—	—	12,950
Comprehensive income attributable to shareholders	$32,875	$30,402	$17,558

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2024, 2023 and 2022

													Non-
	Issued							Related	Accumulated				controlling
	Class A		Class B				Additional	party	other			Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	Treasury		controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	Shares	Amount	interest	Onshore	equity
Balance at January 1, 2022	—	$—	—	$—	$1,135,769	$—	$—	$(6,759)	$(9,178)	—	$—	$14,376	$(130,282)	$1,003,926
Net income (loss) prior to IPO	—	—	—	—	12,950	—	—	—	—	—	—	(816)	(237)	11,897
Related party note receivable	—	—	—	—	—	—	—	6,759	—	—	—	—	—	6,759
Pre-IPO capital contribution	—	—	—	—	—	—	1,574	—	—	—	—	—	—	1,574
Effect of reorganization transactions	—	—	82,021,389	82	(1,148,719)	—	—	—	2,820	—	—	1,145,817	—	—
Issuance of common stock – IPO	18,400,000	18	—	—	—	—	408,272	—	—	—	—	—	—	408,290
Vessel acquisition	7,854,167	8	—	—	—	—	188,492	—	—	—	—	—	—	188,500
Tax receivable agreement	—	—	—	—	—	—	(14,938)	—	—	—	—	—	—	(14,938)
Other comprehensive income	—	—	—	—	—	—	—	—	6,873	—	—	3,577	—	10,450
Long-term incentive compensation	—	—	—	—	—	—	232	—	—	—	—	724	—	956
Class A dividends – $0.05 per share	—	—	—	—	—	(1,314)	—	—	—	—	—	—	—	(1,314)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	—	(4,101)	—	(4,101)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	—	3,832	—	3,832
Effect of ENE Onshore Merger	—	—	—	—	—	—	(118,911)	—	—	—	—	—	131,678	12,767
Net income (loss) subsequent to IPO	—	—	—	—	—	13,323	—	—	—	—	—	55,935	(1,159)	68,099
Balance at December 31, 2022	26,254,167	$26	82,021,389	$82	$—	$12,009	$464,721	$—	$515	—	$—	$1,219,344	$—	$1,696,697
Net income	—	—	—	—	—	30,412	—	—	—	—	—	96,432	—	126,844
Other comprehensive loss	—	—	—	—	—	—	—	—	(10)	—	—	(13)	—	(23)
Long-term incentive compensation	—	—	—	—	—	—	882	—	—	—	—	2,757	—	3,639
Class A dividends – $0.10 per share	—	—	—	—	—	(2,667)	—	—	—	—	—	—	—	(2,667)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	—	(8,203)	—	(8,203)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	—	1,566	—	1,566
Distributions	—	—	—	—	—	—	—	—	—	—	—	(7,975)	—	(7,975)
Long-term incentive compensation units vested, net	29,860	—	—	—	—	—	(52)	—	—	20,624	(472)	—	—	(524)
Balance at December 31, 2023	26,284,027	$26	82,021,389	$82	$—	$39,754	$465,551	$—	$505	20,624	$(472)	$1,303,908	$—	$1,809,354

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2024, 2023 and 2022

													Non-
	Issued							Related	Accumulated				controlling
	Class A		Class B				Additional	party	other			Non-	interest –
	Common Stock		Common Stock		Equity	Retained	paid-in	note	comprehensive	Treasury		controlling	ENE	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	interest	earnings	capital	receivable	income (loss)	Shares	Amount	interest	Onshore	equity
Balance at December 31, 2023	26,284,027	$26	82,021,389	$82	$—	$39,754	$465,551	$—	$505	20,624	$(472)	$1,303,908	$—	$1,809,354
Net income	—	—	—	—	—	32,878	—	—	—	—	—	120,156	—	153,034
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)	—	—	52	—	49
Long-term incentive compensation	—	—	—	—	—	—	1,629	—	—	—	—	5,599	—	7,228
Class A dividends – $0.135 per share	—	—	—	—	—	(3,522)	—	—	—	—	—	—	—	(3,522)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	—	—	(11,073)	—	(11,073)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	—	—	1,257	—	1,257
Distributions	—	—	—	—	—	—	—	—	—	—	—	(11,464)	—	(11,464)
Long-term incentive compensation units vested, net	138,825	—	—	—	—	—	1,916	—	—	69,647	(1,404)	(1,865)	—	(1,353)
Options exercised	9,279	—	—	—	—	—	164	—	—	—	—	59	—	223
Repurchase of Class A Common Stock	—	—	—	—	—	—	8,312	—	—	2,473,787	(50,499)	(3,515)	—	(45,702)
Adjustment to deferred tax asset	—	—	—	—	—	—	(9,530)	—	—	—	—	—	—	(9,530)
Impact due to change in ownership percentage	—	—	—	—	—	3,212	(613)	—	—	—	—	(2,599)	—	—
Balance at December 31, 2024	26,432,131	$26	82,021,389	$82	—	$72,322	$467,429	$—	$502	2,564,058	$(52,375)	$1,400,515	—	$1,888,501

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities	(In thousands)
Net income	$153,034	$126,844	$79,996
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	98,939	114,323	97,313
Amortization of operating lease right-of-use assets	2,005	14,663	31,699
ARO accretion expense	1,856	1,774	1,494
Amortization of debt issuance costs	3,392	6,377	2,664
Deferred income taxes	3,818	(3,321)	2,255
Share of net earnings in equity method investee	(2,247)	(883)	(2,698)
Distributions from equity method investee	1,800	4,725	4,950
Long-term incentive compensation expense	7,228	3,639	956
(Gain)/loss on non-cash items	(44)	1,001	(2,224)
Early extinguishment of lease liability on vessel acquisition	—	—	21,834
Non-cash restructuring expense	—	—	1,574
Changes in operating assets and liabilities:
Accounts receivable	(21,146)	(20,993)	197,903
Other current assets and other assets	(49,256)	156,470	(95,494)
Accounts payable and accrued liabilities	(25,285)	(61,585)	(254,884)
Current portion of deferred revenue	31,016	(117,638)	135,154
Net investments in sales-type leases	25,715	12,898	12,225
Tax receivable agreement liability	(3,433)	(5,890)	—
Other long-term liabilities	17,045	(519)	(9,627)
Net cash provided by operating activities	$244,437	$231,885	$225,090

Cash flows from investing activities
Purchases of property and equipment	(113,257)	(312,735)	(119,267)
Sales of property and equipment	—	4,101	—
Net cash used in investing activities	$(113,257)	$(308,634)	$(119,267)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	412,148
Repurchase of Class A Common Stock	(50,000)	—	—
Cash received for stock options exercised	223	—	—
Proceeds from Term Loan Facility	—	250,000	—
Repayments of long-term debt	(44,568)	(86,566)	(20,311)
Proceeds from long-term debt – related party	—	—	654,000
Repayments of long-term debt – related party	(9,134)	(8,404)	(653,409)
Proceeds from revolving credit facility	—	—	140,000
Repayments of revolving credit facility	—	—	(140,000)
Payment of debt issuance costs	—	(7,660)	(5,951)
Collections of related party note receivables	—	—	6,600
Settlement of finance lease liability – related party	—	—	(25,000)
Principal payments under finance lease liabilities	(20,504)	(20,619)	(20,499)
Principal payments under finance lease liabilities – related party	—	—	(2,912)
Taxes withheld for long-term incentive compensation	(400)	(52)	—
Dividends paid	(3,361)	(2,626)	(1,313)
Distributions	(22,537)	(16,178)	(4,101)
Minority owner contribution – Albania Power Project	1,257	3,462	1,932
Net cash provided by (used in) financing activities	$(149,024)	$111,357	$341,184

Effect of exchange rate on cash, cash equivalents, and restricted cash	(119)	(121)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(17,963)	34,487	447,007

Cash, cash equivalents and restricted cash
Beginning of period	$572,458	$537,971	$90,964
End of period	$554,495	$572,458	$537,971
The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of regasification services, from floating storage and regasification units (“FSRUs”) to infrastructure development, to LNG and natural gas supply. Excelerate was incorporated on September 10, 2021 as a Delaware corporation and formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in December 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). On April 18, 2022, Excelerate closed its initial public offering (the “IPO”) of 18,400,000 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “Class A Common Stock”), at an offering price of $24.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-262065), and its prospectus (the “Prospectus”), dated April 12, 2022 and filed on April 14, 2022 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The IPO generated gross proceeds of $441.6 million before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million.

The proceeds of the IPO were used in part (a) to purchase an approximately 24.2% ownership interest in EELP at a per-interest price equal to the IPO price of $24.00 per share, and (b) to fund a $50.0 million cash payment as part of EELP’s purchase of all of the issued and outstanding membership interests in Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC), (collectively, the “Foundation Vessels”) ((a) and (b) collectively with the IPO, the “IPO Transaction”). See further discussion of the Foundation Vessels in Note 8 – Property and equipment, net. Following the IPO, Kaiser owned directly or indirectly the remaining approximately 75.8% of the ownership interests in EELP. As of December 31, 2024, Kaiser owned directly or indirectly approximately 77.5% of the ownership interests in EELP. The remaining 22.5% of the ownership interests were held by the Company as of December 31, 2024. The IPO Transaction, whereby Excelerate began to consolidate EELP in its consolidated financial statements, was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Excelerate recognized the assets and liabilities received from EELP in the reorganization at their historical carrying amounts and retroactively reflected them in the Company’s consolidated financial statements as of the earliest period presented.

In October 2022, Excelerate Energy Holdings, LLC (“EE Holdings”), the indirect sole member of Excelerate New England Onshore, LLC (“ENE Onshore”), and EELP, the sole member of Excelerate New England Lateral, LLC (“ENE Lateral”), entered into a merger agreement, pursuant to which ENE Onshore was merged with and into ENE Lateral (the “ENE Onshore Merger”). ENE Lateral was the surviving entity and ENE Onshore ceased to exist as a separate entity. EE Holdings retained responsibility for all liabilities and obligations of ENE Onshore arising prior to the ENE Onshore Merger. Prior to the ENE Onshore Merger, Excelerate consolidated ENE Onshore as a variable interest entity (“VIE”) as Excelerate was determined to be the primary beneficiary of ENE Onshore. As a result of the ENE Onshore Merger, Excelerate no longer has a non-controlling interest related to ENE Onshore. See Note 18 – Related party transactions for more details on this merger.

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

During the fourth quarter of 2023, the Company performed a review of the estimated useful lives of our FSRU vessels. As a relatively new asset class, being first built in 2005, we initially estimated a useful life of 30 years with no salvage value. As the vessels approach almost 20 years of life, there has been improved visibility into the expected term of FSRU productive capabilities, demand, and salvage potential. As a result, the Company changed the useful lives of our FSRU vessel assets to 40 years and added an estimated salvage value. This change in accounting estimate resulted in a decrease in depreciation expense of $6.0 million, an increase in net

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

income of $5.7 million, and an increase to both basic and diluted earnings per share of $0.04 for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

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

In June 2018, the Company acquired a 45% interest in Nakilat Excelerate LLC, its equity method investment (the “Nakilat JV”), which is recorded using the equity method. For the years ended December 31, 2024, 2023 and 2022, the Company’s share of net earnings in the Nakilat JV were $2.2 million, $0.9 million and $2.7 million, respectively.

Equity interests

Prior to the IPO, equity interests represented the contributions from and distributions to the general and limited partners of the Company and certain entities under common control of Kaiser contributed to EELP as part of an anticipated reorganization in connection with the IPO, which was comprised of Excelerate New England GP, LLC, Northeast Gateway Energy Bridge, LP. and ENE Lateral (together, the “Northeast Companies”), the accumulated earnings of EELP and the Northeast Companies, and share-based compensation of EELP.

Non-controlling interest

Non-controlling interest is primarily comprised of Kaiser’s 77.5% ownership interest in EELP. In addition, it is also comprised of third-party equity interests in two of the Company’s other consolidated subsidiaries: 1) a 20% interest in Excelerate Energy Bangladesh LLC and 2) a 10% interest in Excelerate Albania Holding sphk. Net income attributable to non-controlling interests represents the Company’s net income (loss) that is not allocable to Excelerate shareholders.

Prior to the ENE Onshore Merger, we also separately presented a non-controlling interest related to ENE Onshore, which was consolidated as a VIE.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Foreign currency transactions and translation

The consolidated financial statements are presented in United States (“U.S.”) dollars, which is the Company’s reporting currency and the functional currency for all but one of the Company’s consolidated subsidiaries. The Company has one subsidiary that uses the euro as its functional currency.

For all international entities, foreign currency transactions are translated into U.S. dollars, using exchange rates at the dates of the transactions or using the average exchange rate prevailing during the period. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of income in other income, net. Foreign exchange gains/(losses) amounted to $(3.5) million, $(4.1) million and $(7.2) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

The allowance for doubtful accounts was $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively.

Inventories

LNG and natural gas inventories are recorded at the lower of cost or net realizable value, which is the known or estimated selling price less cost to sell. Cost for inventories is calculated using the first-in-first-out (FIFO) method and is comprised of the purchase price and other directly related costs. At each reporting date, inventories are assessed for impairment. If inventory is impaired, the carrying amount is reduced to its selling price less costs to complete and sell, and an impairment loss is recognized in the consolidated statements of income. No impairment was recorded during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company recorded a lower of cost or net realizable value write-down of $1.0 million and $4.4 million, respectively, which is included in direct cost of gas sales on our consolidated statements of income.

Capitalization of costs incurred during drydocking

We are required to drydock our vessels periodically for maintenance and in accordance with applicable international regulations. Costs incurred related to routine repairs and maintenance performed during drydocking are expensed. Costs incurred during drydocking out of convenience to appreciably extend the useful life, increase the earnings capacity, or improve the efficiency of vessels are capitalized as property and equipment and amortized over the remaining useful life of the vessels. Costs that are incurred on major repair work which is non-routine in nature are accounted for under the built-in overhaul method and capitalized and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. Drydocking costs incurred to meet regulatory requirements are accounted for under the deferral method, whereby the actual costs incurred are deferred into other assets and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining overhaul and regulatory capitalized costs that have not been amortized are accelerated. When a vessel is disposed, any unamortized capitalized costs are charged against income in the period of disposal. Capitalized costs are presented within either property and equipment, net or other assets on the consolidated balance sheets.

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

Useful lives applied in depreciation are as follows:

Vessels and related equipment	5-40 years
Finance lease right-of-use assets	Lesser of useful life or lease term
Other equipment	3-7 years

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

Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, unfavorable events impacting the Company’s operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract or the introduction of newer technology. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. The Company did not record any material impairments during the years ended December 31, 2024, 2023 or 2022.

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

Segments

The Company’s chief operating decision maker (the “CODM”) is our Chief Executive Officer, who reviews consolidated financial information for the purposes of allocating resources and assessing financial performance, utilizing consolidated net income as the primary measure of profit. Additionally, the CODM is not regularly provided any significant expense information beyond what is disclosed on the consolidated statements of income. For purposes of financial reporting under GAAP during the years ended December 31, 2024, 2023 and 2022, the Company operated as a single operating and reportable segment.

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

The lease component of time charter contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. The provision of time charter, regasification and other services on the time charter contracts is considered a non-lease component and, for our sales-type leases, is accounted for as a separate performance obligation in accordance with the provision of ASC 606. Additionally, the Company has contracts with customers to provide time charter, regasification, and other services that do not contain a lease and are within the scope of ASC 606.

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

For time charter and terminal use contracts that are accounted for as sales-type leases, the provision of time charter, regasification, and other services includes a performance obligation for drydocking that occurs in accordance with applicable international regulations. The Company engages third parties to perform the drydocking, but the Company is deemed to be the principal of the transaction as it does not transfer any risk to the third parties, therefore the Company recognizes drydock revenue on a gross basis. The Company allocates a portion of the contract revenues to the performance obligation for future drydocking costs. Revenue allocated to drydocking is deferred and recognized when the drydocking service is complete. The deferred drydock revenue is presented within long-term deferred revenue in the consolidated balance sheets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

Income taxes

The Company is a corporation for U.S. federal and state income tax purposes. EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the Company’s historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the consolidated balance sheets as deferred tax assets and liabilities.

The Company records valuation allowances to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods.

The effect of tax positions is recognized only if those positions are more likely than not of being sustained. Conclusions reached regarding tax positions are continually reviewed based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that The Company’s assessment of the conclusions reached regarding tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. Interest and penalties relating to an underpayment of income taxes, if applicable, are recognized as a component of income tax expense in the consolidated financial statements.

The Company recognizes the tax benefit from an uncertain tax provision if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. Accrued interest and penalties related to uncertain tax positions are recognized as a component of income tax expense in the consolidated financial statements.

Leases

The Company accounts for leases under the provisions of ASC 842.

Lessee accounting

The Company determines if an arrangement is, or contains, a lease at the inception of the arrangement. Once it has been determined an arrangement is, or contains, a lease, the Company determines if the lease qualifies as either an operating lease or a finance lease. At contract inception, the Company separates its lease and non-lease components, and the consideration in the contract is allocated to each separate lease component and non-lease component on a relative standalone selling price basis. As of the lease commencement date, the Company recognizes a liability for its lease obligation, initially measured at the present value of payments related to lease components not yet paid, and an asset for its right to use the underlying asset, initially measured at a value equal to that of the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The discount rate used to determine the present value of the lease payments is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term in a similar economic environment, an amount equal to the lease payments.

The initial recognition of the lease obligation and right-of-use asset excludes short-term leases. Short-term leases are leases with an original term of one year or less, excluding those leases with an option to extend the lease for greater than one year or an option to purchase the underlying asset that the lessee is deemed reasonably certain to exercise. The Company has elected, as an accounting policy, not to apply the recognition requirements to short-term leases. Instead, the Company, may recognize the lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, leases may include variable lease payments such as escalation clauses based on a consumer price index, property taxes and maintenance costs. The non-lease components are

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

generally expensed as incurred. Variable lease payments that depend on an index or a rate are included in the determination of right-of-use assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. Short-term and variable lease expenses are presented within cost of revenue and vessel operating expenses and selling, general and administrative expenses in the consolidated statements of income.

For leases classified as operating leases, the lease obligation is presented within accrued liabilities and other liabilities and other long-term liabilities and the right-of-use asset is presented within other assets in the consolidated balance sheets. For operating leases, lease interest and right-of-use asset amortization in aggregate result in a straight-line expense profile, or operating lease expense, that is presented in cost of revenue and vessel operating expenses or selling, general and administrative expenses in the consolidated statements of income, dependent on the use of the leased asset, unless the right of-use asset becomes impaired. The right-of-use asset is assessed for impairment when events or circumstances indicate the carrying amount of the asset or asset group may not be recoverable.

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

The Company has certain lease agreements that provide for the option to renew or terminate early. Each of these agreements was evaluated independently to arrive at the lease term. If the Company was reasonably certain to exercise a renewal or termination option, this term adjustment was factored into the lease term. As of December 31, 2024 and 2023, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Sale leaseback arrangements

Vessels sold and leased back by the Company, where the Company has a fixed price repurchase obligation or the leaseback would be classified as a finance lease, are accounted for as a failed sale of the vessel by the Company and a failed purchase of the vessel by the buyer-lessor (a financing transaction). For such transactions, the Company does not derecognize the vessel legally sold and continues to depreciate the vessel as if it was the legal owner. Proceeds received from the sale of the vessel are recognized as a financial liability and payments made by the Company to the lessor are allocated between interest expense and principal repayments on the financial liability.

Restructuring, transition and transaction expenses

The Company incurred restructuring, transition and transaction expenses during the year ended December 31, 2022 related to consulting, legal, and audit costs incurred as part of and in preparation for the IPO Transaction. There were no restructuring, transition or transaction expenses incurred during the years ended December 31, 2024 and 2023.

Tax receivable agreement (“TRA”)

In connection with the IPO, the Company entered into the TRA for the benefit of EE Holdings and the George Kaiser Family Foundation (the “Foundation”) (or their affiliates) (together, the “TRA Beneficiaries”). The TRA provides for payment by the Company to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that it is deemed to realize as a result of its utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that it makes under the TRA.

The actual future payments to the TRA Beneficiaries will vary and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. Decisions made in the course of running its business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments the Company makes under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Earnings per share

Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the sum of net income attributable to shareholders and any tax affected net income amounts attributed to the shares of Class B Common Stock, $0.001 par value per share (the “Class B Common Stock”), by the weighted-average shares outstanding during the period, which includes an adjustment for the impact of potential securities that would have a dilutive effect on earnings per share.

As a result of the IPO Transaction, the presentation of earnings per share for the periods prior to the IPO Transaction is not meaningful and only earnings per share for periods subsequent to the IPO Transaction are presented herein. See Note 13 – Earnings per share for additional information.

Recent accounting pronouncements

New accounting standards implemented in this report

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires incremental disclosure related to a public entity’s reportable segments. The amendments are effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in December 2024 with no material impact on its Consolidated Financial Statements and related disclosures.

Accounting standards recently issued but not yet adopted

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which requires tabular disclosure of specific expense categories included in expense captions on the statements of income and their qualitative descriptions. The guidance in this update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its Consolidated Financial Statements and related disclosures.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 (in thousands):

		December 31, 2024	December 31, 2023
Financial assets
Derivative financial instruments	Level 2	$13,605	$3,201
Financial liabilities
Derivative financial instruments	Level 2	$(11,268)	$(1,793)

As of December 31, 2024 and December 31, 2023, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of December 31, 2024 or December 31, 2023. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risk on its liabilities.

The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the Euro/U.S. Dollar forward curves for the same period as the related payment settlements. We have consistently applied these valuation techniques in all periods presented.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the years ended December 31, 2024, 2023 and 2022.

4.
Accounts receivable, net

As of December 31, 2024 and December 31, 2023, accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade receivables	$114,381	$92,881
Accrued revenue	5,566	4,429
Amounts receivable – related party	217	192
Allowance for doubtful accounts	(204)	(217)
Accounts receivable, net	$119,960	$97,285

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at December 31, 2024 (in thousands):

December 31, 2024
Interest rate swaps (1)	$219,607

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$1,070	$2,653
Non-current assets	1,267	548
Current liabilities	—	(14)
Non-current liabilities	—	(1,779)
Total designated as hedging instruments	$2,337	$1,408

Derivatives not designated as hedging instruments
Current assets	$4,063	$—
Non-current assets	7,205	—
Current liabilities	(4,063)	—
Non-current liabilities	(7,205)	—
Total not designated as hedging instruments	$—	$—

Total current position	$1,070	$2,639
Total non-current position	1,267	(1,231)
Total derivatives	$2,337	$1,408

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		Years ended December 31,
		2024	2023	2022
Interest rate swaps		$4,832	$4,530	$4,946

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Years ended December 31,
		2024	2023	2022
Interest rate swaps	Interest expense	$3,728	$5,021	$(507)

The amount of gain (loss) recognized in other comprehensive income as of December 31, 2024 and expected to be reclassified within the next 12 months is $1.1 million.

6.
Other current assets

As of December 31, 2024 and December 31, 2023, other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$8,201	$8,139
Prepaid expenses – related party	2,250	2,162
Tax receivables	5,978	8,783
Inventories	23,930	2,946
Other receivables	10,355	5,326
Other current assets	$50,714	$27,356

For the year ended December 31, 2023, we recorded a lower of cost or net realizable value write-down of $1.0 million which is included in direct cost of gas sales on our consolidated statements of income. No write-down was recorded for the year ended December 31, 2024.

7.
Property and equipment, net

As of December 31, 2024 and December 31, 2023, the Company’s property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Vessels and related equipment	$2,535,748	$2,497,449
Finance lease right-of-use assets	40,007	40,007
Other equipment	25,359	23,807
Assets in progress	112,429	93,341
Less accumulated depreciation	(1,090,647)	(1,004,825)
Property and equipment, net	$1,622,896	$1,649,779

For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $95.4 million, $110.8 million and $94.5 million, respectively.

Sequoia Acquisition

In March 2023, we exercised our option to purchase Sequoia for a purchase price of $265.0 million (the “Sequoia Purchase”), which at December 31, 2022, was under a bareboat charter with a third party and accounted for as an operating lease. We closed the Sequoia Purchase in April 2023 using proceeds from the Term Loan Facility (as defined herein) and cash on hand.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Vessel Acquisition

As part of the IPO Transaction, in exchange for (i) 7,854,167 shares of Class A Common Stock with a fair market value (based on the IPO price) of $188.5 million, (ii) a cash payment of $50.0 million and (iii) $21.5 million of estimated future payments under the TRA, EELP purchased from Maya Maritime LLC, a wholly owned subsidiary of the Foundation, all of the issued and outstanding membership interests in the Foundation Vessels. The acquisitions of both Excelsior and Excellence were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the accumulated cost of the vessel acquisitions, including Class A Common Stock and contingent consideration related to the TRA, were allocated to the assets acquired based on relative fair value. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. Historically, EELP, as a lessor, has accounted for the Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. The Excellence contract with our customer continues to be accounted for as a sales-type lease and thus the acquisition did not result in an adjustment to property and equipment. The difference between the consideration given to acquire Excellence and the historical finance lease liability resulted in a $21.8 million early extinguishment of lease liability loss on our consolidated statements of income.

Newbuild FSRU

Effective October 4, 2022, Excelerate entered into a shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. (“Builder”), a company organized and existing under the laws of the Republic of Korea, to construct a 170,000 m3 FSRU. The Company’s milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. During the year ended December 31, 2022, The Company made the first milestone payment of approximately $30 million. In the fourth quarter of 2024, the Company made a milestone payment of approximately $50 million. These milestone payments are included in the assets in progress balance at December 31, 2024. The Company’s near-term payment commitments related to the Newbuild Agreement are expected to be approximately $30 million in the first quarter of 2025 and $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months. The Builder provided a refund guarantee to Excelerate to secure the refund of the purchase price installments prior to the delivery of the vessel if Excelerate becomes entitled to the same as a result of Builder default or other defined circumstances.

8.
Accrued liabilities

As of December 31, 2024 and December 31, 2023, accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued vessel and cargo expenses	$27,128	$35,055
Payroll and related liabilities	18,615	19,766
Current portion of TRA liability	3,116	6,067
Current portion of operating lease liabilities	1,551	1,744
Other accrued liabilities	21,163	27,164
Accrued liabilities	$71,573	$89,796

9.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Term Loan Facility	$163,555	$185,430
Experience Vessel Financing	111,375	123,750
2017 Bank Loans	63,695	74,013
EE Revolver	—	—
Total debt	338,625	383,193
Less unamortized debt issuance costs	(5,072)	(7,212)
Total debt, net	333,553	375,981
Less current portion, net	(46,793)	(42,614)
Total long-term debt, net	$286,760	$333,367

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table shows the range of interest rates and weighted average interest rates incurred on our variable-rate debt obligations during the years ended December 31, 2024, 2023 and 2022.

	2024		2023		2022
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Term Loan Facility (1)	7.7% – 8.4%	8.3%	7.8% – 8.5%	8.3%	N/A	N/A
Experience Vessel Financing	7.3% – 9.1%	8.6%	8.0% – 8.8%	8.4%	3.5% – 6.8%	4.8%
2017 Bank Loans (2)	7.3% – 10.2%	9.4%	7.0% – 10.1%	9.1%	2.6% – 7.0%	5.2%
EE Revolver	N/A	N/A	N/A	N/A	3.9%	3.9%
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.9% and 5.8% for the years ended December 31, 2024 and 2023, respectively.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1%, 6.4% and 5.8% for the years ended December 31, 2024, 2023 and 2022, respectively.

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Vessel Financing agreement, the Company is deemed the owner of the vessel and continues to recognize the vessel on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4% and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

In the second quarter of 2023, the Experience Vessel Financing agreement was amended to convert the reference rate from the London Interbank Offered Rate (“LIBOR”) to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%. Debt issuance costs of $7.2 million related to the original loan and subsequent amendments are presented as a direct deduction from the debt and are being amortized over the life of the original loan. The agreement contains certain security rights related to Experience in the event of default.

The Company’s vessel financing loan has certain financial covenants as well as customary affirmative and negative covenants. EELP must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a three-month debt service reserve be funded and that the value of the vessel equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for vessel financings. The financing also requires the vessel to carry the typical vessel marine insurances.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG (“MLNG”) terminal in Bangladesh (the “2017 Bank Loans”), the Company entered into two loan agreements with external banks. Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the six-month SOFR plus 2.85% through the loan maturity date of October 15, 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the six-month LIBOR plus 2.42%. The debt issuance costs of $1.3 million are presented as a direct deduction from the debt and are amortized over the life of the loan.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the three-month SOFR plus 4.76% through the loan maturity of October 15, 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 30, 2023. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 4.50%. Debt issuance costs of $4.8 million are presented as a direct deduction from the debt liability and are amortized over the life of the loan. The agreement contains certain security rights related to the MLNG terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the vessel is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. In 2022, 2023 and 2024, waivers were obtained for immaterial non-financial covenants and are still in effect.

Revolving Credit Facility and Term Loan Facility

On April 18, 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enabled Excelerate to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

Also, on April 18, 2022, the Company borrowed under the EE Revolver, on the closing day of such facility, and used the proceeds to repay the KFMC Note (as defined herein) in full. The KFMC Note was terminated in connection with such repayment. For more information regarding the KFMC Note, see Note 10 – Long-term debt – related party.

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

In December 2023, the Company paid off $55.2 million of the principal outstanding on our Term Loan Facility. The Company also unwound the same notional value of the interest rate swaps it had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

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

As of December 31, 2024, the Company had issued $22.8 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $327.2 million of undrawn capacity was available for additional borrowings as of December 31, 2024.

Maturities

Future principal payments on long-term debt outstanding as of December 31, 2024 are as follows (in thousands):

2025	$48,435
2026	49,239
2027	138,636
2028	25,999
2029	26,816
Thereafter	49,500
Total debt, net	$338,625

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2024, 2023 and 2022, interest expense for long-term debt was $31.5 million, $34.6 million and $15.5 million, respectively, and was included in interest expense in the consolidated statements of income. As of December 31, 2024, the Company was in compliance with the covenants under its debt facilities.

10.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Exquisite Vessel Financing	$170,895	$180,029
Less current portion	(8,943)	(8,336)
Total long-term related party debt	$161,952	$171,693

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

KFMC Note

In November 2018, the Company entered into a promissory note (the “KFMC Note”) with Kaiser-Francis Management Company, L.L.C. (“KFMC”), an affiliate of Kaiser, as lender. The KFMC Note, as amended, allowed for a maximum aggregate principal amount of up to $250 million, had a maturity date of December 31, 2023, and an interest rate of LIBOR plus 1.55%. Upon consummation of the IPO, the KFMC Note was replaced by the EE Revolver, as discussed in Note 10 – Long-term debt, net.

KFMC-ENE Onshore Note

In September 2021, ENE Lateral assigned to KFMC all of its rights, title and interest to receive payment under a note with ENE Onshore (the “KFMC-ENE Onshore Note”), which assignment was made in partial satisfaction of the amounts owed by ENE Lateral to KFMC under a promissory note it entered into with KFMC in December 2015. As a result of such assignment, ENE Onshore was obligated to pay KFMC all amounts under the KFMC-ENE Onshore Note. In November 2021, KFMC and ENE Onshore entered into an amended and restated note allowing a maximum commitment of $25.0 million. The KFMC-ENE Onshore Note was settled in full and canceled in connection with the ENE Onshore Merger.

Maturities

Principal payments on related party long-term debt outstanding as of December 31, 2024 are as follows (in thousands):

2025	$8,943
2026	10,521
2027	11,364
2028	12,339
2029	13,263
Thereafter	54,465
Total payments	$110,895
Residual value for Exquisite Vessel Financing	60,000
Total debt – related party	$170,895

During the years ended December 31, 2024, 2023 and 2022, interest expense for related party long-term debt was $13.7 million, $14.3 million, and $17.7 million, respectively, and was included in interest expense – related party in the consolidated statements of income.

11.
TRA Liability

In connection with the IPO, the Company entered into the TRA with the TRA Beneficiaries. The TRA will provide for payment by Excelerate to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that the Company is deemed to realize

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

as a result of its utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of the IPO or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. See “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 16, 2024.

The payments that the Company will be required to make under the TRA, including those made if it elects to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefits that are the subject of the TRA, expected future payments to the TRA Beneficiaries (not including Excelerate) equal $62.1 million in the aggregate, although the actual future payments to the TRA Beneficiaries will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed on April 16, 2024. In addition, payments the Company makes under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $7.0 million in 2024.

For the years ended December 31, 2024 and 2023 the Company made payments under the TRA of $4.0 million and $3.4 million, respectively. The TRA payment forecasted to be made in 2025 as of December 31, 2024, is $3.1 million. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, the Company would recognize a liability for payments under the TRA of approximately $433.4 million, assuming (i) that EE Holdings exchanged all of its EELP interests using Excelerate’s December 31, 2024 closing market price of $30.25 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that the Company has sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to the TRA Beneficiaries will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. The Company expects to receive distributions from EELP in order to make any required payments under the TRA. However, the Company may need to incur debt to finance payments under the TRA to the extent such distributions or its cash resources are insufficient to meet its obligations under the TRA as result of timing discrepancies or otherwise.

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

Initial Public Offering

In connection with the IPO, in exchange for $441.6 million in gross proceeds before deducting underwriting discounts and commissions of $25.4 million and IPO-related expenses of $7.6 million, EELP issued 26,254,167 Class A interests to Excelerate, representing approximately 24.2% of the EELP interests and 82,021,389 Class B interests to EE Holdings, representing approximately 75.8% of the EELP interests. In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation in its entirety to, among other things: (i) authorize 300 million shares of Class A Common Stock; (ii) 150 million shares of Class B Common Stock; and (iii) 25 million shares of “blank check” preferred stock, $0.001 par value per share.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from Excelerate, except for the right of Class B stockholders to receive the par value of the Class B Common Stock upon the Company’s liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

Class B Common Stock

Following the completion of the IPO, EE Holdings, a company controlled directly and indirectly by Kaiser, holds all of the shares of Excelerate’s outstanding Class B Common Stock. The Class B Common Stock entitles the holder to one vote for each share of Class B Common Stock. Holders of shares of the Company’s Class B Common Stock vote together with holders of its Class A Common Stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise provided in its amended and restated certificate of incorporation or required by law.

As the only Class B stockholder following the completion of the IPO, EE Holdings had 77.5% and 75.7% of the combined voting power of the Company’s common stock as of December 31, 2024 and December 31, 2023, respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2023	26,254,167	—	26,254,167	82,021,389	108,275,556	24.2%
Long-term incentive compensation units vested, net	29,860	20,624	9,236	—	9,236
Balance at December 31, 2023	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	138,825	69,647	69,178	—	69,178
Options exercised	9,279	—	9,279	—	9,279
Share repurchases	—	2,473,787	(2,473,787)	—	(2,473,787)
Balance at December 31, 2024	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Dividends and Distributions

During the years ended December 31, 2024, 2023 and 2022, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and distribution for the quarter ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
2024
December 31, 2024	March 27, 2025	$4,921	$1,509	$0.060
September 30, 2024	December 5, 2024	4,921	1,532	0.060
June 30, 2024	September 5, 2024	2,050	672	0.025
March 31, 2024	June 6, 2024	2,051	645	0.025
2023
December 31, 2023	March 28, 2024	$2,051	$673	$0.025
September 30, 2023	December 13, 2023	2,050	669	0.025
June 30, 2023	September 7, 2023	2,051	666	0.025
March 31, 2023	June 8, 2023	2,051	669	0.025
2022
December 31, 2022	April 27, 2023	$2,051	$663	$0.025
September 30, 2022	December 14, 2022	2,051	658	0.025
June 30, 2022	September 7, 2022	2,051	656	0.025

Under the terms of the EELP Limited Partnership Agreement, the Company is also required to make pro rata income tax distributions to the owner of Class B interests. During the years ended December 31, 2024 and 2023, Excelerate made $9.7 million and $6.0 million, respectively, in tax distributions.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project and has received $6.7 million in cash contributions from the minority owner as of December 31, 2024. The Albania Power Project is fully consolidated in the Company’s financial statements.

Repurchase of Equity Securities

On February 22, 2024, the Company’s board of directors approved a share repurchase program to purchase up to $50 million of its Class A Common Stock (the “Share Repurchase Program”). The board of directors approved the Share Repurchase Program because it believed that it (i) would be a prudent use of the Company’s available cash, (ii) would enhance the long-term value of the Class A Common Stock, (iii) would demonstrate management’s and the board of directors’ confidence in the business and (iv) was advisable and in the best interests of the Company. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program were determined by management in its discretion and depended on a variety of factors, including legal requirements, price, and business, economic, and market conditions. The Share Repurchase Program was completed in December 2024 as the Company had repurchased the maximum approved amount of $50 million.

During the year ended December 31, 2024, the Company repurchased 2,473,787 shares of its outstanding Class A Common Stock at a weighted average price of $20.41 per share, for a total net cost, including commission fees and taxes, of approximately $50.0 million. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock repurchased by the Company, EELP, immediately prior to the repurchase, redeemed an equal number of Class A interests held by Excelerate, upon the same terms and at the same price, as the shares of Excelerate’s Class A Common Stock were repurchased. For more information, see Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Repurchase of Equity by Issuer.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

13.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	For the years ended December 31,		For the period from April 13 – December 31,
	2024	2023	2022
Net income	$153,034	$126,844	$67,046
Less net income attributable to non-controlling interest	120,156	96,432	55,119
Less net loss attributable to non-controlling interest – ENE Onshore	—	—	(1,396)
Net income attributable to shareholders – basic	$32,878	$30,412	$13,323
Add: Reallocation of net income attributable to non-controlling interest	—	90,327	—
Net income attributable to shareholders – diluted	$32,878	$120,739	$13,323

Weighted average shares outstanding – basic	25,400,181	26,256,104	26,254,167
Dilutive effect of unvested restricted common stock	191,062	19,788	7,940
Dilutive effect of unvested performance units	253,492	2,306	—
Class B Common Stock converted to Class A Common Stock	—	82,021,389	—
Weighted average shares outstanding – diluted	25,844,735	108,299,587	26,262,107

Earnings per share
Basic	$1.29	$1.16	$0.51
Diluted	$1.27	$1.11	$0.51

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	For the years ended December 31,		For the period from April 13 – December 31,
	2024	2023	2022
Restricted common stock	282	269	53
Stock options	—	—	150,314
Performance stock units	9,579	—	—
Class B Common Stock	82,021,389	—	82,021,389

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

As of December 31, 2024, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

In connection with the IPO, EELP purchased two vessels previously leased and accounted for as related party finance leases. In 2018, EELP entered into an agreement with a customer to lease Excellence with the vessel transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for the Excellence contract with our customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842. For more information regarding the purchase of the vessels, see Note 7 – Property and equipment, net.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Finance lease liabilities as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Finance lease liabilities	$191,383	$211,887
Less current portion of finance lease liabilities	(23,475)	(22,080)
Finance lease liabilities, long-term	$167,908	$189,807

Operating leases

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

In March 2023, Excelerate exercised its option to purchase Sequoia and the purchase was executed in April 2023. As of December 31, 2023, Sequoia was recorded as an operating lease. See Note 7 – Property and equipment, net for further information about the purchase.

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at December 31, 2024 is as follows (in thousands):

Year	Operating	Finance
2025	$1,795	$33,235
2026	1,426	33,235
2027	1,022	33,235
2028	886	27,584
2029	449	27,571
Thereafter	—	85,581
Total lease payments	$5,578	$240,441
Less: imputed interest	(580)	(49,058)
Carrying value of lease liabilities	4,998	191,383
Less: current portion	(1,551)	(23,475)
Carrying value of long-term lease liabilities	$3,447	$167,908

As of December 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 8.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2023, the Company’s weighted average remaining lease term for operating and finance leases was 4.3 years and 9.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The Company’s total lease costs for the years ended December 31, 2024, 2023 and 2022 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the years ended December 31,
	2024	2023	2022
Amortization of finance lease right-of-use assets	$2,609	$3,487	$2,609
Amortization of finance lease right-of-use assets – related party	—	—	1,226
Interest on finance lease liabilities	12,652	15,068	15,172
Interest on finance lease liabilities – related party	—	—	7,930
Operating lease expense	2,066	15,790	37,825
Short-term lease expense	530	611	1,164
Total lease costs	$17,857	$34,956	$65,926

Other information related to leases for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Operating cash flows for finance leases	$12,652	$15,068	$15,172
Operating cash flows for finance leases – related party	—	—	7,930
Financing cash flows for finance leases	20,504	20,619	20,499
Financing cash flows for finance leases – related party	—	—	2,912
Operating cash flows for operating leases	2,136	16,518	36,841
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	3,567

15.
Revenue

The following table presents the Company’s revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2024	2023	2022
Revenue from leases	$548,145	$447,757	$397,570
Revenue from contracts with customers
Time charter, regasification and other services	64,019	59,053	47,587
Gas sales	239,273	652,153	2,027,816
Total revenue	$851,437	$1,158,963	$2,472,973

As a result of the Company’s adoption of the ASC 842 practical expedient discussed in Note 2 – Summary of significant accounting policies, $105.2 million and $69.8 million in the years ended December 31, 2023 and 2022, respectively, was reclassified from time charter, regasification and other services to revenue from leases to conform with the current period presentation.

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the years ended December 31, 2024, 2023 and 2022 consists of the following (in thousands):

	For the years ended December 31,
	2024	2023	2022
Operating lease income	$486,005	$383,503	$322,428
Sales-type lease income	62,140	64,254	75,142
Total revenue from leases	$548,145	$447,757	$397,570

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two vessels and a terminal as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the years ended December 31, 2024, 2023 and 2022, the Company recorded

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

lease income from the net investment in the leases within revenue from lease contracts of $62.1 million, $64.3 million and $75.1 million, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of December 31, 2024, the Company is the lessor to time charter agreements with customers on eight of its vessels. The following represents the amount of property and equipment that is leased to customers as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Property and equipment	$2,472,895	$2,184,347
Accumulated depreciation	(1,005,269)	(929,141)
Property and equipment, net	$1,467,626	$1,255,206

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of December 31, 2024, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
2025	$87,553	$432,141
2026	88,508	401,424
2027	88,508	349,002
2028	81,746	303,555
2029	84,843	304,021
Thereafter	331,196	719,540
Total undiscounted	$762,354	$2,509,683
Less: imputed interest	(342,069)
Net investment in sales-type leases	420,285
Less: current portion	(43,471)
Non-current net investment in sales-type leases	$376,814

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the year ended December 31, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$62,140	$52,979	$212,102	$327,221
Latin America	216,131	—	—	216,131
Middle East (1)	155,998	—	—	155,998
Europe	113,876	284	—	114,160
Other	—	10,756	27,171	37,927
Total revenue	$548,145	$64,019	$239,273	$851,437

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2023
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$64,254	$48,317	$169,793	$282,364
Latin America	161,680	—	460,134	621,814
Middle East (1)	148,848	—	—	148,848
Europe	72,975	—	22,226	95,201
Other	—	10,736	—	10,736
Total revenue	$447,757	$59,053	$652,153	$1,158,963

	For the year ended December 31, 2022
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$75,142	$39,979	$—	$115,121
Latin America	130,117	—	1,933,448	2,063,565
Middle East (2)	180,226	—	—	180,226
Europe	12,085	—	20,269	32,354
Other	—	7,608	74,099	81,707
Total revenue	$397,570	$47,587	$2,027,816	$2,472,973
(1)
Includes Pakistan and the United Arab Emirates.
(2)
Includes Pakistan, the United Arab Emirates, and Israel.

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for TCP, regasification and other services varies and occurs according to the contract. As of December 31, 2024, and December 31, 2023, receivables from contracts with customers were $88.1 million and $73.8 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at December 31, 2024 and December 31, 2023, was $0.6 million and $0.4 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the years ended December 31, 2024, 2023 and 2022.

Contract liabilities from advance payments in excess of revenue recognized for services as of December 31, 2024 were $27.4 million. There were no contract liabilities as of December 31, 2023. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain vessels, and vessel repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of December 31, 2024 and December 31, 2023 (in thousands):

	For the years ended December 31,
	2024	2023
Deferred revenues, beginning of period	$56,267	$177,754
Cash received but not yet recognized	62,918	36,014
Revenue recognized from prior period deferral	(33,278)	(157,501)
Deferred revenues, end of period	$85,907	$56,267

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

In November 2023, Excelerate signed a 15-year LNG sale and purchase agreement (the “Petrobangla SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla has agreed to purchase LNG from Excelerate beginning in 2026. Excelerate will deliver 0.85 million tonnes per annum (“MTPA”) of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing FSRUs in Bangladesh, Excellence and Summit LNG. In the third quarter of 2024, Excelerate signed a medium-term LNG sales agreement in one of the Atlantic Basin regions in which it does business. Over the term of the agreement, the Company will sell approximately 0.65 million tonnes of LNG, the pricing of which will be based on Dutch Title Transfer Facility (“TTF”).

The Company has long-term arrangements with customers in which it provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, Excelerate will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The Company also earns revenue from other occasional LNG cargo sales, which are contracted in advance. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $8,113.0 million using commodity futures prices as of December 31, 2024. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2025	$125,620
2026	666,622
2027	549,225
2028	617,495
2029	613,523
Thereafter	5,540,514
Total expected revenue	$8,112,999

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

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and cost of revenue and vessel operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire 10 years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over one, two or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s earnings before income tax, depreciation and amortization (“EBITDA”). In 2024, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the years ended December 31,
	2024	2023	2022
Stock-based compensation expense	$7,245	$3,639	$956

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

total share value. Expected volatility is based on the median of the historical volatility of fifteen of the Company’s peers over the expected life of the granted options. The Company uses estimates of forfeitures to estimate the expected term of the options granted. The reversal of any expense due to forfeitures is accounted for as they occur.

The following table summarizes stock option activity for the year ended December 31, 2024 and provides information for outstanding and exercisable options as of December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2024	317,601	$24.00
Granted	—	—
Exercised	(9,279)	24.00
Forfeited or expired	(14,934)	24.00
Outstanding at December 31, 2024	293,388	24.00	7.1	$1,834
Exercisable at December 31, 2024	124,447	24.00	6.7	778

No options were granted in 2024 or 2023. The fair value of options granted in 2022 was $4.6 million. The total intrinsic value of options exercised in 2024 was $0.1 million. No options were exercised in 2023 or 2022. As of December 31, 2024, the Company had $1.7 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 2.3 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the year ended December 31, 2024 and provides information for unvested shares as of December 31, 2024:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2024	318,150	$20.88
Granted	484,646	15.26
Vested	(133,106)	20.69
Forfeited	(5,744)	16.51
Unvested at December 31, 2024	663,946	16.81

The fair value of the awards granted in 2024, 2023 and 2022 was $7.4 million, $6.5 million and $0.9 million, respectively. The fair value of awards that vested in 2024 and 2023 was $2.8 million and $0.7 million, respectively. No awards vested in 2022. As of December 31, 2024, the Company had $7.6 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.9 years.

Performance units

In 2023, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The market condition relates to Excelerate’s relative total shareholder return as compared to its peer group and the performance condition relates to the Company’s EBITDA. Changes in the Company’s expected EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

In March 2024, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

The fair values of the market conditions on the performance units granted in 2024 and 2023 are calculated based on a Monte Carlo simulation, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index over the expected life of

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

the granted units. The Company uses estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

The table below describes the assumptions used to value the awards granted in 2024 and 2023:

	2024
	March Grant	November Grant	2023
Risk-free interest rate	4.4%	4.2%	3.9%
Expected volatility	50.6%	41.9%	58.0%
Expected term	2.82 years	2.16 years	2.76 years

The following table summarizes performance unit activity for the year ended December 31, 2024 and provides information for unvested performance units (reflected at target performance) as of December 31, 2024:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2024	84,699	$28.80
Granted	252,517	17.33
Vested	(2,184)	20.39
Forfeited	(5,525)	27.15
Unvested at December 31, 2024	329,507	20.37

The fair value of the performance units granted in 2024 and 2023 was $4.4 million and $2.4 million, respectively. The fair value of awards that vested in 2024 was less than $0.1 million. No awards vested in 2023. As of December 31, 2024, the Company had $4.0 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 1.8 years.

17.
Income taxes

The Company’s income before income taxes is comprised of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Domestic	$(95,260)	$(97,962)	$(45,701)
Foreign	274,393	258,053	154,023
Total	$179,133	$160,091	$108,322

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Current
Domestic	$923	$932	$1,322
Foreign	21,358	35,636	24,749
Total current	22,281	36,568	26,071
Deferred
Domestic	2,969	(1,634)	2,708
Foreign	849	(1,687)	(453)
Total deferred	3,818	(3,321)	2,255
Income tax expense	$26,099	$33,247	$28,326

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was $26.1 million, $33.2 million and $28.3 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is comprised of the following for the years ended December 31, 2024, 2023 and 2022:

	For the year ended December 31,
	2024	2023	2022
Statutory rate applied to pre-tax income	21.0%	21.0%	21.0%
Foreign rate differential	(2.5%)	5.7%	12.0%
Domestic non-controlled interest/ domestic non-taxable income	(18.5%)	(15.9%)	(20.1%)
Early extinguishment of lease liability	0.0%	0.0%	4.2%
Permanent items	2.5%	1.8%	(4.0%)
Withholding taxes	10.4%	11.5%	13.7%
Uncertain tax positions	0.3%	2.6%	(1.6%)
Investment in partnership deferred taxes	4.2%	0.0%	0.0%
Foreign tax credit	(1.7%)	(5.1%)	(2.8%)
Gain on tax liquidation	0.0%	0.0%	1.7%
Valuation allowance	(1.3%)	1.5%	0.3%
Other	0.2%	(2.3%)	1.7%
Effective tax rate	14.6%	20.8%	26.1%

The effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 14.6%, 20.8% and 26.1%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

The tax effect of each type of temporary difference and carryforward that gives rise to a significant deferred tax asset or liability as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Fixed assets	$133	$1,121
Net operating losses	832	770
Lease liabilities	—	42
Foreign tax credit carryforward	2,689	1,645
Amortizable transactions costs	556	590
Investment in partnership	35,472	44,714
Unrealized foreign exchange losses	3,708	4,543
Other	3,884	2,133
Deferred tax assets	47,274	55,558
Valuation allowances	(18,475)	(10,718)
Net deferred tax assets	$28,799	$44,840
Deferred tax liabilities
Right of use assets	$34	$101
Unrealized foreign exchange gains	1,206	1,791
Net deferred tax liabilities	$1,240	$1,892
Net deferred tax assets	$27,559	$42,948

The Company has foreign and U.S. corporate subsidiaries for which it records deferred taxes. The Company has $3.0 million of net operating loss carryforwards as of December 31, 2024. Of these, $2.1 million will expire between 2025 and 2030. The remaining net operating loss carryforwards have an unlimited carryforward period.

The Company recorded a valuation allowance to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including the Company's operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods. Total valuation allowances increased by $7.8 million during the year ended December 31, 2024, primarily due to the U.S. federal deferred tax assets related to the investment in partnership, foreign tax credit carryforward and the generation of net operating losses in foreign jurisdictions, which the Company believes, more likely than not, will not be realized. Total valuation allowances increased by $2.4 million during the

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

year ended December 31, 2023, primarily due to the generation of net operating losses in foreign jurisdictions, which the Company believes, more likely than not, will be realized.

The Company recognizes the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the consolidated financial statements. For the years ended December 31, 2024 and 2023, the Company did not have any payments of interest and penalties associated with uncertain tax positions. The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	2024	2023
Balance at January 1	$4,171	$—
Increases related to prior year tax positions	526	4,171
Balance at December 31	$4,697	$4,171

The Company and its subsidiaries file income tax returns in the U.S., various foreign, state and local jurisdictions. The Company is currently under income tax examination in Israel related to the 2020 and 2021 tax years. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2020 and outside the U.S. for the tax years ending after 2018.

Excelerate is a corporation for U.S. federal and state income tax purposes. Excelerate’s accounting predecessor, EELP, is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the Company’s historical results of operations prior to the IPO do not include any provision for U.S. federal income tax for EELP.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, its effective income tax rate is dependent on many factors, including geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, the Company’s tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that the Company’s contract and revenue with its customer ends.

The Organization for Economic Co-operation and Development has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by numerous countries worldwide. The effective dates are January 1, 2024 and January 1, 2025 for different aspects of the directive. The Company is evaluating the potential impact of the Pillar Two Framework on income taxes in future periods, including potential impacts to its TRA liability, pending legislative adoption by additional individual countries.

18.
Related party transactions

The Company had one debt instrument with related parties as of December 31, 2024 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 10 – Long-term debt – related party. Prior to the ENE Onshore Merger, ENE Onshore and KFMC were party to the KFMC-ENE Onshore Note that was settled in full in connection with the ENE Onshore Merger.

Kaiser has, over time, donated significant amounts of money to the Foundation. The Foundation has an independent board and Kaiser does not exert control over or have ownership in the Foundation. However, several of Kaiser’s close family members are on the board of directors of the Foundation and for the purposes of these accounts, where transactions with the Foundation occur, they are reported as related party transactions. As of December 31, 2024 and December 31, 2023, the Company had no outstanding balance with the Foundation. Interest expense in related party finance leases for the year ended December 31, 2022 was $7.9 million. The Company had no interest expense from related party finance leases for the years ended December 31, 2024 and 2023. As part of the vessel management agreements, EELP provided bookkeeping and other back office administrative services for the Foundation Vessels. EELP purchased the Foundation Vessels from an affiliate of the Foundation in connection with the IPO. For further details on this purchase, see Note 7 – Property and equipment, net.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

	For the years ended December 31,
	2024	2023	2022
Fees reimbursable to Kaiser	$274	$1,224	$1,186

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Amounts due from related parties	$217	$192
Amounts due to related parties	412	577
Prepaid expenses – related party	2,250	2,162

EELP and certain of its subsidiaries and affiliates are party to certain agreements with Kaiser and affiliates of Kaiser that had significant activity during the year ended December 31, 2024, as described below.

Kaiser and EELP are party to an ISDA Master Agreement dated February 15, 2008, as amended on February 15, 2011. Since January 1, 2018, there has been one transaction resulting in a net settlement cost to EELP of $0.7 million under such ISDA Master Agreement.

GBK Corporation, an affiliate of Kaiser, issued a guarantee dated August 19, 2011, in respect of all payment and performance obligations owed by Excelerate Energy Brazil, LLC and Excelerate Energy Servicos de Regaseficacao Ltda to Petróleo Brasileiro S.A. under an operation and services agreement and TCP agreement, which guarantee was subject to a cap of $55.0 million on certain indemnification obligations. This guarantee was terminated effective January 11, 2022, and EELP issued a new guarantee in respect of such obligations.

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

Kaiser issued an uncapped construction and operational guarantee dated May 14, 2007 in favor of the Secretary of Transportation, United States of America, as represented by the Maritime Administrator (“MARAD”), in respect of Northeast Gateway Energy Bridge, LP’s obligations related to the design, construction, operations and decommissioning under the deepwater port license issued by MARAD. In addition, Kaiser obtained a letter of credit (“LOC”) in favor of MARAD to cover decommissioning costs (the “Kaiser – MARAD LOC”), which Kaiser – MARAD LOC was most recently amended and increased to $17.6 million in November 2022, $18.2 million in October 2023, and $18.7 million in December 2024.

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

Northeast Gateway Related Transactions

In September 2021, as part of an anticipated reorganization in connection with the IPO, the Northeast Companies were contributed to EELP (the “Northeast Gateway Contribution”). In connection with the Northeast Gateway Contribution and in order to fund the continued operations of ENE Lateral, EE Holdings made a $16.5 million contribution in the form of a note receivable from Kaiser (the “Kaiser Note Receivable”) to provide for funding of certain amounts expected to be paid in the next twelve months. The Kaiser Note Receivable bore interest at 1.55% with $3.3 million payable each month by Kaiser to the Company. The Kaiser Note Receivable was presented as contra-equity in the consolidated financial statements. The Kaiser Note Receivable was repaid in full in February 2022.

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

3) The Northeast Gateway Onshore Matters Agreement, pursuant to which EE Holdings and ENE Onshore agreed to indemnify EELP in respect of liabilities arising from all ENE Onshore activities at Northeast Gateway was terminated, effective as of October 31, 2022.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

19.
Defined contribution plan

The Company’s full-time employees are eligible to participate in a 401(k) plan that, beginning in 2024, is administered by a third party. Prior to 2024, the administrative agent was a related party of Kaiser. The Company makes a safe harbor matching contribution equal to 100% of the employee’s salary deferrals that do not exceed 3% of compensation plus 50% of the employee’s salary deferrals between 3% and 5% of compensation. The safe harbor matching contribution is 100% vested. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. The Company recorded $0.7 million, $1.0 million and $0.8 million in compensation expense related to the plan during the years ended December 31, 2024, 2023 and 2022, respectively.

20.
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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Years ended December 31,
	2024	2023	2022
Customer A	34%	21%	3%
Customer B	17%	44%	80%

Certain customers of ours may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase their percentage of our total revenues as compared to those customers who are only FSRU and terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, our direct cost of gas sales also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the changes in revenues by customer may be disproportionate to the relative changes in concentration risk within our operations.

Substantially all of the net book value of our long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

21.
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

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, TTF futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

facilities becoming operational. The following table summarizes the Company’s future LNG purchase and capacity obligations as of December 31, 2024 (in thousands):

Year	Amount (1)
2025	$89,056
2026	489,955
2027	633,498
2028	766,361
2029	750,395
Thereafter	8,892,975
Total commitments	$11,622,240
(1)
Total costs incurred under take-or-pay or throughput obligations were approximately $43.0 million in the year ended December 31, 2024. No costs were incurred for the years ended December 31, 2023 and 2022.

22.
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

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	December 31, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$41,834	$39,823
Additions	—	237
Accretion expense	1,856	1,774
Asset retirement obligations, end of period	$43,690	$41,834

23.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for taxes	$24,389	$26,163	$36,957
Cash paid for interest	58,123	60,777	55,437
Right-of-use assets obtained in exchange for lease obligations	—	—	3,567
Increase (decrease) in capital expenditures included in accounts payable	1,203	(7,869)	(3,329)
Vessel acquisition	—	—	188,500
ENE Onshore contribution to settle KFMC-ENE Onshore Note	—	—	(11,177)
Asset under construction transferred to net investments in sales-type leases	45,990	—	—
TRA revaluation due to change in ownership	(7,027)	—	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$537,522	$555,853
Restricted cash – current	2,612	2,655
Restricted cash – non-current	14,361	13,950
Cash, cash equivalents, and restricted cash	$554,495	$572,458

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

24.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2023	$(524)	$551	$488	$515
Other comprehensive income	(335)	4,530	(3,253)	942
Reclassification to income	214	(5,021)	3,842	(965)
Reclassification to NCI	91	368	(446)	13
At December 31, 2023	$(554)	$428	$631	$505
Other comprehensive income (loss)	(114)	4,832	1,356	6,074
Reclassification to income	(5)	(3,728)	(2,292)	(6,025)
Reclassification to NCI	92	(704)	560	(52)
At December 31, 2024	$(581)	$828	$255	$502

25.
Subsequent events

Dividend Declaration

On February 20, 2025, the Company’s board of directors approved a cash dividend, with respect to the quarter ended December 31, 2024, of $0.06 per share of Class A Common Stock. The dividend is payable on March 27, 2025, to Class A Common Stockholders of record as of the close of business on March 12, 2025. EELP will make a corresponding distribution of $0.06 per interest to holders of Class B interests on the same date as the dividend payment.