Form 10-Q
period 2025-03-31
Excelerate Energy, Inc.
filed 2025-05-08
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 31,996,814 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations and the Pending Acquisition (as defined herein) and financing thereof, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
our ability to close the Pending Acquisition, the anticipated timing and terms of the Pending Acquisition, our ability to realize the anticipated benefits of the Pending Acquisition, including the expected accretion to earnings per share and the expected increase to our operating cash flow and our ability to manage the risks of the Pending Acquisition;
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
•
the requirement that we pay over to the TRA Beneficiaries (as defined herein) most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in the 2024 Annual Report, this Form 10-Q and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$619,469	$537,522
Current portion of restricted cash	3,554	2,612
Accounts receivable, net	85,679	119,960
Current portion of net investments in sales-type leases	44,393	43,471
Other current assets	26,724	50,714
Total current assets	779,819	754,279
Restricted cash	14,582	14,361
Property and equipment, net	1,649,675	1,622,896
Net investments in sales-type leases	365,507	376,814
Investments in equity method investee	19,425	19,295
Deferred tax assets, net	26,997	27,559
Other assets	61,438	68,011
Total assets	$2,917,443	$2,883,215
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$48,267	$7,135
Accrued liabilities and other liabilities	74,364	71,573
Current portion of deferred revenues	30,667	58,185
Current portion of long-term debt	46,993	46,793
Current portion of long-term debt – related party	9,140	8,943
Current portion of finance lease liabilities	23,841	23,475
Total current liabilities	233,272	216,104
Long-term debt, net	275,638	286,760
Long-term debt, net – related party	159,433	161,952
Finance lease liabilities	162,233	167,908
TRA liability	58,955	58,736
Asset retirement obligations	44,166	43,690
Long-term deferred revenues	27,564	27,722
Other long-term liabilities	24,477	31,842
Total liabilities	$985,738	$994,714
Commitments and contingencies (Note 19)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 26,668,505 shares issued as of March 31, 2025 and 26,432,131 shares issued as of December 31, 2024)	27	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	82	82
Additional paid-in capital	471,457	467,429
Retained earnings	82,174	72,322
Accumulated other comprehensive income	90	502
Treasury stock (2,671,691 shares as of March 31, 2025 and 2,564,058 shares as of December 31, 2024)	(54,628)	(52,375)
Non-controlling interests	1,432,503	1,400,515
Total equity	1,931,705	1,888,501
Total liabilities and equity	$2,917,443	$2,883,215

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
	(In thousands, except share and per share amounts)
Revenues
FSRU and terminal services	$148,365	$156,994
Gas sales	166,725	43,119
Total revenues	315,090	200,113
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	41,938	70,613
Direct cost of gas sales	160,759	39,879
Depreciation and amortization	21,643	22,910
Selling, general and administrative expenses	21,352	21,552
Transition and transaction expenses	3,682	—
Total operating expenses	249,374	154,954
Operating income	65,716	45,159
Other income (expense)
Interest expense	(11,058)	(12,146)
Interest expense – related party	(3,258)	(3,460)
Earnings from equity method investment	596	531
Other income, net	6,154	4,957
Income before income taxes	58,150	35,041
Provision for income taxes	(6,027)	(6,901)
Net income	52,123	28,140
Less net income attributable to non-controlling interests	40,736	21,816
Net income attributable to shareholders	$11,387	$6,324

Net income per common share – basic	$0.48	$0.24
Net income per common share – diluted	$0.46	$0.24
Weighted average shares outstanding – basic	23,900,116	26,161,691
Weighted average shares outstanding – diluted	106,751,592	26,182,050

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$52,123	$28,140
Other comprehensive income (loss)
Cumulative translation adjustment	72	35
Change in unrealized gains (losses) on cash flow hedges	(1,435)	2,988
Share of other comprehensive loss of equity method investee	(466)	(762)
Other comprehensive income (loss) attributable to non-controlling interest	1,417	(1,714)
Comprehensive income	51,711	28,687
Less comprehensive income attributable to non-controlling interest	40,736	21,816
Comprehensive income attributable to shareholders	$10,975	$6,871

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income	Shares	Amount	interest	equity
Balance at January 1, 2025	26,432,131	$26	82,021,389	$82	$467,429	$72,322	$502	2,564,058	$(52,375)	$1,400,515	$1,888,501
Net income	—	—	—	—	—	11,387	—	—	—	40,736	52,123
Other comprehensive loss	—	—	—	—	—	—	(412)	—	—	(1,417)	(1,829)
Long-term incentive compensation	—	—	—	—	475	—	—	—	—	1,676	2,151
Class A dividends – $0.06 per share	—	—	—	—	—	(1,535)	—	—	—	—	(1,535)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(840)	(840)
Long-term incentive compensation units vested, net	234,419	1	—	—	3,465	—	—	107,633	(2,253)	(3,448)	(2,235)
Other	1,955	—	—	—	88	—		—	—	202	290
Balance at March 31, 2025	26,668,505	$27	82,021,389	$82	$471,457	$82,174	$90	2,671,691	$(54,628)	$1,432,503	$1,931,705
1
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$465,551	$39,754	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	—	6,324	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	330	—	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	—	(673)	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Long-term incentive compensation units vested, net	82,165	—	—	—	(214)	—	—	39,702	(858)	—	(1,072)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$465,667	$45,405	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
Cash flows from operating activities	(In thousands)
Net income	$52,123	$28,140
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	21,643	22,910
Amortization of operating lease right-of-use assets	403	429
ARO accretion expense	477	455
Amortization of debt issuance costs	737	877
Deferred income taxes	759	1,119
Share of net earnings in equity method investee	(596)	(531)
Distributions from equity method investee	1,530	—
Long-term incentive compensation expense	2,152	1,377
Changes in operating assets and liabilities:
Accounts receivable	33,029	30,869
Other current assets and other assets	28,878	(7,344)
Accounts payable and accrued liabilities	39,967	(13,421)
Current portion of deferred revenue	(27,518)	(6,450)
Net investments in sales-type leases	10,385	3,792
Other long-term liabilities	(9,160)	2,439
Net cash provided by operating activities	$154,809	$64,661

Cash flows from investing activities
Purchases of property and equipment	(44,123)	(12,769)
Net cash used in investing activities	$(44,123)	$(12,769)

Cash flows from financing activities
Repurchase of Class A Common Stock	—	(8,418)
Repayments of long-term debt	(11,331)	(9,638)
Repayments of long-term debt – related party	(2,322)	(2,181)
Payment of debt issuance costs	(797)	—
Principal payments under finance lease liabilities	(5,309)	(5,002)
Taxes withheld for long-term incentive compensation	(690)	—
Dividends paid	(1,450)	(652)
Distributions	(5,761)	(2,051)
Other financing activities	12	209
Net cash used in financing activities	$(27,648)	$(27,733)

Effect of exchange rate on cash, cash equivalents, and restricted cash	72	35

Net increase in cash, cash equivalents and restricted cash	83,110	24,194

Cash, cash equivalents and restricted cash
Beginning of period	$554,495	$572,458
End of period	$637,605	$596,652

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “the Company”) offers liquefied natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. The Company offers a full range of services, including floating storage regasification units (“FSRUs”), LNG import infrastructure development and LNG and natural gas supply. Excelerate is a holding company and owns, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership.

As of March 31, 2025 and December 31, 2024, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 77.4% and 77.5%, respectively, of the ownership interests in EELP. The remaining 22.6% and 22.5% of the ownership interests were held by the Company as of March 31, 2025 and December 31, 2024, respectively.

Pending Acquisition

On March 26, 2025, EELP entered into an equity and asset purchase agreement (the “Purchase Agreement”) with Atlantic Energy Holdings LLC, a Delaware limited liability company (“Seller”) and New Fortress Energy Inc., a Delaware corporation (“NFE,” and together with Seller, the “NFE Parties”), pursuant to which EELP will acquire the NFE Parties’ business in Jamaica (the “Business”) from the NFE Parties (the “Pending Acquisition”).

Pursuant to the Purchase Agreement, Excelerate agreed to purchase the Business for an aggregate initial purchase price of $1.055 billion, in cash, subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and LNG and fuel inventory.

The Pending Acquisition is expected to close in the second quarter of 2025, subject to satisfaction or waiver of certain customary closing conditions, including (i) the consummation of certain pre-closing restructuring transactions by the NFE Parties, (ii) the delivery of certain required consents, (iii) the delivery of audited and interim U.S. Generally Accepted Accounting Principles (“GAAP”)-compliant financial statements of the Business and (iv) the release of the assets of the Business from certain debt facilities and the delivery of payoff letters related to outstanding third-party indebtedness.

The Purchase Agreement provides certain termination rights for both parties, including if the closing shall not have occurred on or before July 24, 2025 (the “Outside Date”), which may be extended to August 25, 2025 if certain conditions are met or actions are pending. If the Purchase Agreement is terminated by Excelerate due to Seller’s breach, or by either party due to failure to close by the Outside Date under certain conditions, Seller must reimburse the Excelerate for reasonable and documented costs, fees, and expenses (subject to an agreed cap), incurred in connection with the Purchase Agreement.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but the consolidated balance sheet data does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Excelerate and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.
Summary of significant accounting policies

A summary of the Company's significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2024 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the three months ended March 31, 2025.

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the inclusion of specific categories and greater disaggregation of information in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The guidance in this update is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The updates are to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its Consolidated Financial Statements and related disclosures.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025	December 31, 2024
Financial assets
Derivative financial instruments	Level 2	$2,238	$13,605
Financial liabilities
Derivative financial instruments	Level 2	$(1,343)	$(11,268)

As of March 31, 2025 and December 31, 2024, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of March 31, 2025 or December 31, 2024. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate nature of these financial instruments.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Company’s nonperformance risk on its liabilities.

The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the Euro/United States (“U.S.”) Dollar forward curves for the same period as the related payment settlements. We have consistently applied these valuation techniques in all periods presented.

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three months ended March 31, 2025 and 2024.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4.
Accounts receivable, net

As of March 31, 2025 and December 31, 2024, accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade receivables	$79,736	$114,381
Accrued revenue	5,671	5,566
Amounts receivable – related party	476	217
Allowance for doubtful accounts	(204)	(204)
Accounts receivable, net	$85,679	$119,960

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at March 31, 2025 (in thousands):

March 31, 2025
Interest rate swaps (1)	$213,372

(1)
Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$848	$1,070
Non-current assets	596	1,267
Current liabilities	(6)	—
Non-current liabilities	(543)	—
Total designated as hedging instruments	$895	$2,337

Derivatives not designated as hedging instruments
Current assets	$248	$4,063
Non-current assets	546	7,205
Current liabilities	(248)	(4,063)
Non-current liabilities	(546)	(7,205)
Total not designated as hedging instruments	$—	$—

Total current position	$842	$1,070
Total non-current position	53	1,267
Total derivatives	$895	$2,337

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended March 31,
Relationship		2025	2024
Interest rate swaps		$(1,040)	$4,151

Derivatives Designated in		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Location of Gain (Loss) Reclassified from	For the three months ended March 31,
Relationship	Accumulated Other Comprehensive Income into Income	2025	2024
Interest rate swaps	Interest expense	$395	$1,163

The amount of gain (loss) recognized in other comprehensive income as of March 31, 2025 and expected to be reclassified within the next 12 months is $0.8 million.

6.
Other current assets

As of March 31, 2025 and December 31, 2024, other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$12,279	$8,201
Prepaid expenses – related party	2,672	2,250
Tax receivables	4,402	5,978
Inventories	1,089	23,930
Other receivables	6,282	10,355
Other current assets	$26,724	$50,714

7.
Property and equipment, net

As of March 31, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Vessels and related equipment	$2,537,401	$2,535,748
Finance lease right-of-use assets	40,007	40,007
Other equipment	24,460	25,359
Assets in progress	158,334	112,429
Less accumulated depreciation	(1,110,527)	(1,090,647)
Property and equipment, net	$1,649,675	$1,622,896

For the three months ended March 31, 2025 and 2024, depreciation expense was $20.8 million and $22.0 million, respectively.

Newbuild FSRU

In October 2022, Excelerate entered into a shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 FSRU. The Company’s milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. In the fourth quarter of 2024 and first quarter of 2025, the Company made milestone payments of approximately $50 million and $30 million, respectively. The Company’s near-term payment commitments related to the Newbuild Agreement are expected to be approximately $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8.
Accrued liabilities

As of March 31, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued vessel and cargo expenses	$22,967	$27,128
Payroll and related liabilities	11,682	18,615
Current portion of TRA liability	3,116	3,116
Current portion of operating lease liabilities	1,481	1,551
Other accrued liabilities	35,118	21,163
Accrued liabilities	$74,364	$71,573

9.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Term Loan Facility	$157,304	$163,555
Experience Vessel Financing	108,281	111,375
2017 Bank Loans	61,709	63,695
EE Revolver	—	—
Total debt	327,294	338,625
Less unamortized debt issuance costs	(4,663)	(5,072)
Total debt, net	322,631	333,553
Less current portion, net	(46,993)	(46,793)
Total long-term debt, net	$275,638	$286,760

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the three months ended March 31, 2025.

	For the three months ended March 31, 2025
	Range	Weighted Average
Term Loan Facility (1)	7.2% – 7.4%	7.3%
Experience Vessel Financing	7.5% – 7.8%	7.7%
2017 Bank Loans (2)	7.3% – 9.4%	8.6%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.8% for the three months ended March 31, 2025.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1% for the three months ended March 31, 2025.

Experience Vessel Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Vessel Financing”). Due to the Company’s requirement to repurchase the vessel at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4%, and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Borrowings under the EE Facilities bear interest at a per annum rate equal to the term SOFR reference rate for such period plus an applicable margin, which is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement and can range from 2.75% to 3.50%. The unused portion of the EE Revolver commitments is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP’s consolidated total leverage ratio.

Proceeds from the Term Loan Facility were used to purchase Sequoia in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $305.0 million of the EE Revolver may be used for letters of credit.

In December 2023, the Company paid off $55.2 million of the principal outstanding on its Term Loan Facility.

As of March 31, 2025, the Company had issued less than $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $350.0 million of undrawn capacity was available for additional borrowings as of March 31, 2025.

As of March 31, 2025, the Company was in compliance with the covenants under its debt facilities.

On March 26, 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Pending Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a collateral maintenance coverage covenant, which includes the value of the assets acquired in the Pending Acquisition.

10.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Exquisite Vessel Financing	$168,573	$170,895
Less current portion	(9,140)	(8,943)
Total long-term related party debt	$159,433	$161,952

Exquisite Vessel Financing

In June 2018, the Company entered into a sale leaseback agreement with Nakilat Excelerate LLC, its equity method investment, to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Vessel Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the transaction’s terms.

11.
Equity

Class A Common Stock

The Class A Common Stock, par value $0.001 (“Class A Common Stock”) outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from Excelerate, except for the right of Class

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

B common stockholders to receive the par value of the Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) upon the Company’s liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

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

As the only holder of Class B Common Stock, EE Holdings had 77.4% and 77.5% of the combined voting power of the Company’s common stock as of March 31, 2025 and December 31, 2024, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Options exercised	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%

Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	82,165	39,702	42,463	—	42,463
Share repurchases	—	588,030	(588,030)	—	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%

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

Dividends and Distributions

During the three months ended March 31, 2025, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
March 31, 2025	June 5, 2025	$4,921	$2,013	$0.06
December 31, 2024	March 27, 2025	4,921	1,535	0.06

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project and has received $6.7 million in cash contributions from the minority owner as of March 31, 2025. The Albania Power Project is fully consolidated in the Company’s financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Repurchase of Equity Securities

During the year ended December 31, 2024, the Company repurchased 2,473,787 shares of its outstanding Class A Common Stock at a weighted average price of $20.41 per share, for a total net cost, including commission fees and taxes, of approximately $50.0 million. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock repurchased by the Company, EELP, immediately prior to the repurchase, redeemed an equal number of Class A interests held by Excelerate, upon the same terms and at the same price as the shares of Excelerate’s Class A Common Stock were repurchased.

12.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Net income	$52,123	$28,140
Less net income attributable to non-controlling interest	40,736	21,816
Net income attributable to shareholders – basic	$11,387	$6,324
Add: Reallocation of net income attributable to non-controlling interest	37,573	—
Net income attributable to shareholders – diluted	$48,960	$6,324

Weighted average shares outstanding – basic	23,900,116	26,161,691
Issued upon assumed exercise of outstanding stock options	2,893	—
Dilutive effect of unvested restricted common stock	372,817	19,549
Dilutive effect of unvested performance units	454,377	810
Class B Common Stock converted to Class A Common Stock	82,021,389	—
Weighted average shares outstanding – diluted	106,751,592	26,182,050

Earnings per share
Basic	$0.48	$0.24
Diluted	$0.46	$0.24

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended March 31,
	2025	2024
Restricted common stock	—	7,124
Performance stock units	48	342
Class B Common Stock	—	82,021,389

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

As of March 31, 2025, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finance lease liabilities	$186,074	$191,383
Less current portion of finance lease liabilities	(23,841)	(23,475)
Finance lease liabilities, long-term	$162,233	$167,908

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

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at March 31, 2025 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2025	$1,319	$24,926
2026	1,512	33,235
2027	1,116	33,235
2028	982	27,584
2029	544	27,571
Thereafter	16	85,581
Total lease payments	$5,489	$232,132
Less: imputed interest	(583)	(46,058)
Carrying value of lease liabilities	4,906	186,074
Less: current portion	(1,481)	(23,841)
Carrying value of long-term lease liabilities	$3,425	$162,233

As of March 31, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 7.8 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively. As of December 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 8.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the three months ended March 31, 2025 and 2024 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
Amortization of finance lease right-of-use assets	$652	$652
Interest on finance lease liabilities	2,961	3,282
Operating lease expense	481	449
Short-term lease expense	157	253
Total lease costs	$4,251	$4,636

Other information related to leases for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Operating cash flows for finance leases	$2,961	$3,282
Financing cash flows for finance leases	5,309	5,001
Operating cash flows for operating leases	474	520

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

14.
Revenue

The following table presents the Company’s revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Revenue from leases	$132,777	$132,151
Revenue from contracts with customers
Time charter, regasification and other services	15,588	24,843
Gas sales	166,725	43,119
Total revenue	$315,090	$200,113

Lease revenue

The Company’s time charter contracts are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three months ended March 31, 2025 and 2024 consists of the following (in thousands):

	For the three months ended March 31,
	2025	2024
Operating lease income	$115,926	$122,876
Sales-type lease income	16,851	9,275
Total revenue from leases	$132,777	$132,151

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two vessels and a terminal as it is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three months ended March 31, 2025, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $16.9 million, as compared to $9.3 million for the three months ended March 31, 2024.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of March 31, 2025, the Company is the lessor to time charter agreements with customers on eight of its vessels. The following represents the amount of property and equipment that is leased to customers as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment	$2,470,060	$2,472,895
Accumulated depreciation	(1,011,716)	(1,005,269)
Property and equipment, net	$1,458,344	$1,467,626

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of March 31, 2025, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2025	$65,766	$324,340
2026	88,508	409,025
2027	88,508	348,476
2028	81,746	304,417
2029	84,843	304,903
Thereafter	331,196	723,163
Total undiscounted	$740,567	$2,414,324
Less: imputed interest	(330,667)
Net investment in sales-type leases	409,900
Less: current portion	(44,393)
Non-current net investment in sales-type leases	$365,507

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended March 31, 2025
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$16,851	$10,444	$95,352	$122,647
Latin America	50,018	—	—	50,018
Middle East (1)	37,836	—	—	37,836
Europe (2)	28,072	—	43,990	72,062
Other	—	5,144	27,383	32,527
Total revenue	$132,777	$15,588	$166,725	$315,090

	For the three months ended March 31, 2024
		Revenue from contracts with customers
	Revenue from	TCP, Regas	Gas	Total
	leases	and other	sales	revenue
Asia Pacific	$9,275	$20,540	$41,455	$71,270
Latin America	55,801	—	—	55,801
Middle East (1)	39,816	—	—	39,816
Europe	27,259	—	—	27,259
Other	—	4,303	1,664	5,967
Total revenue	$132,151	$24,843	$43,119	$200,113
(1)
Includes Pakistan and the United Arab Emirates.
(2)
Includes locations on the Mediterranean Sea.

Assets and liabilities related to contracts with customers

Under most gas sales contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for time charter party (“TCP”), regasification and other services varies and occurs according to the contract. As of March 31, 2025 and December 31, 2024, receivables from contracts with customers were $54.7 million and $88.1 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at March 31, 2025 and December 31, 2024, was $0.5 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease or time charter services or contract assets for the three months ended March 31, 2025 and 2024.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

There were no contract liabilities from advance payments in excess of revenue recognized from services as of March 31, 2025. Contract liabilities from advance payments in excess of revenue recognized for services as of December 31, 2024 were $27.4 million. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain vessels, and vessel repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of March 31, 2025 (in thousands):

March 31, 2025
Deferred revenues, beginning of period	$85,907
Cash received but not yet recognized	32,106
Revenue recognized from prior period deferral	(59,782)
Deferred revenues, end of period	$58,231

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

The Company has long-term arrangements with customers in which it provides regasification and other services as part of TCP contracts. The price under these agreements is typically stated in the contracts. Beginning in 2026, Excelerate will provide take-or-pay LNG volumes to Bangladesh through the Petrobangla SPA. The Company also earns revenue from other occasional LNG cargo sales, which are contracted in advance. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $8,086.2 million using commodity futures prices as of March 31, 2025. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2025	$170,078
2026	563,061
2027	539,722
2028	613,049
2029	614,600
Thereafter	5,585,704
Total expected revenue	$8,086,214

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company also issued restricted stock units to directors and certain employees that vest ratably over one, two or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s earnings before income tax, depreciation and amortization (“EBITDA”). In 2024 and 2025, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

For the three months ended March 31, 2025 and 2024, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended March 31,
	2025	2024
Stock-based compensation expense	$2,135	$1,377

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2025 and provides information for outstanding and exercisable options as of March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2025	293,388	$24.00
Granted	—	—
Exercised	(1,955)	24.00
Forfeited or expired	—	—
Outstanding at March 31, 2025	291,433	$24.00	6.8	$1,364
Exercisable at March 31, 2025	122,492	$24.00	6.5	573

As of March 31, 2025, the Company had $1.5 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 2.0 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the three months ended March 31, 2025 and provides information for unvested shares as of March 31, 2025:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2025	663,946	$16.81
Granted	243,972	30.19
Vested	(234,419)	17.05
Forfeited	(22,595)	18.03
Unvested at March 31, 2025	650,904	$21.69

As of March 31, 2025 the Company had $13.4 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.3 years.

Performance units

In 2023, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the Company’s EBITDA and the market condition relates to Excelerate’s relative total shareholder return as compared to its peer group.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s expected EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

In 2024 and 2025, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

The fair values of the market conditions on the performance units granted in 2023, 2024 and 2025 are calculated based on a Monte Carlo simulation, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index over the expected life of the granted units. The Company uses estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

The table below describes the assumptions used to value the awards granted in 2025, 2024 and 2023:

		2024
	2025	March Grant	November Grant	2023
Risk-free interest rate	4.0%	4.4%	4.2%	3.9%
Expected volatility	46.6%	50.6%	41.9%	58.0%
Expected term	2.82 years	2.82 years	2.16 years	2.76 years

The following table summarizes performance unit activity for the three months ended March 31, 2025 and provides information for unvested performance units (reflected at target performance) as of March 31, 2025:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2025	329,507	$20.37
Granted	155,826	38.83
Vested	—	—
Forfeited	(4,170)	22.25
Unvested at March 31, 2025	481,163	$26.31

As of March 31, 2025, the Company had $9.3 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.3 years.

16.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended March 31, 2025 and 2024 was $6.0 million and $6.9 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended March 31, 2025 and 2024 was 10.4% and 19.7%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. The Company is evaluating the potential impact of the Pillar Two Framework on income taxes in future periods, including potential impacts to its Tax Receivable Agreement (“TRA”) liability, pending legislative adoption by additional individual countries.

17.
Related party transactions

The Company had one debt instrument with related parties as of March 31, 2025 – the Exquisite Vessel Financing. For details on this debt instrument, see Note 10 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Amounts due from related parties	$476	$217
Amounts due to related parties	—	412
Prepaid expenses – related party	2,672	2,250

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

To manage credit risk associated with the interest rate hedges, the Company selects counterparties based on their credit ratings and limits the exposure to any single counterparty. The counterparties to the Company’s derivative contracts are major financial institutions with investment grade credit ratings. The Company periodically monitors the credit risk of the counterparties and adjusts the hedging position as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under the Company’s derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of the Company’s derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with its derivative contracts.

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Three months ended March 31,
	2025	2024
Customer A	36%	28%
Customer B	14%	0%
Customer C	11%	19%

Certain customers of the Company may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase their percentage of the Company’s total revenues as compared to those customers who are only FSRU and terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, the Company’s direct cost of gas sales also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the changes in revenues by customer may be disproportionate to the relative changes in concentration risk within the Company’s operations.

Substantially all of the net book value of the Company’s long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of vessels that can be deployed globally due to their mobile nature. As such, the Company is not subject to significant concentration risk of fixed assets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, TTF futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational. The following table summarizes the Company’s future LNG purchase and capacity obligations as of March 31, 2025 (in thousands):

Year	Amount
Remainder of 2025	$81,382
2026	480,972
2027	540,089
2028	756,857
2029	746,297
Thereafter	9,070,714
Total commitments	$11,676,311

20.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for taxes	$4,328	$8,019
Cash paid for interest	13,229	14,893
Increase in capital expenditures included in accounts payable	3,437	9,669
Accrued Class A Common Stock repurchases	—	929

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$619,469	$537,522
Restricted cash – current	3,554	2,612
Restricted cash – non-current	14,582	14,361
Cash, cash equivalents, and restricted cash	$637,605	$554,495

21.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total

At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90
1
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

22.
Subsequent events

Equity Offering

On March 31, 2025, the Company and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of the Company’s Class A Common Stock. The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed on April 2, 2025. The underwriters’ option was fully exercised and subsequently closed on May 1, 2025. The net proceeds from the Equity Offering to the Company from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.9 million. The Company incurred transition and transaction expenses related to consulting, legal and due diligence costs incurred as part of and in preparation for the Pending Acquisition.

Fifth Amendment to Credit Agreement

On April 21, 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 17, 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500 million. The Fifth Amendment is contingent upon, among other conditions, the closing of the Pending Acquisition and the repayment in full of the existing Term Loan Facility.

Senior Notes Offering

On May 5, 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the Guarantors a party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar (the “Indenture”), will mature on May 15, 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2025. Excelerate intends to use the net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand to (i) fund the consideration payable by the Company in the Pending Acquisition of the Business, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP. As a result of the Debt Offering and Equity Offering, the amount available under the previously announced senior secured bridge term loan facility was reduced to zero.

Dividend Declaration

On May 1, 2025, the Company’s board of directors approved a cash dividend, with respect to the quarter ended March 31, 2025, of $0.06 per share of Class A Common Stock. The dividend is payable on June 5, 2025, to Class A Common Stockholders of record as of the close of business on May 21, 2025. EELP will make a corresponding distribution of $0.06 per interest to holders of Class B interests on the same date as the dividend payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and included in the 2024 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the 2024 Annual Report, this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). Please also see the section titled “Forward-Looking Statements.”

Overview

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) offers liquified natural gas (“LNG”) solutions, providing integrated services along the LNG value chain. We offer a full range of services, including floating storage and regasification units (“FSRUs”), LNG import infrastructure development and LNG and natural gas supply. From our founding, we have focused on providing LNG solutions to markets in diverse environments across the globe, providing a lesser emitting form of energy to markets that often rely on coal as their primary energy source. At Excelerate, we believe that access to energy sources such as LNG is critical to assisting markets with enhancing energy security and advancing their decarbonization efforts.

Our business focuses on the integration of natural gas-to-power in the LNG value chain, and as part of this value chain, we operate at regasification terminals that utilize our FSRU fleet to serve economies throughout the world. Our business is substantially supported by time charter and terminal use contracts, which are effectively long-term, take-or-pay arrangements and provide consistent revenue and cash flow from our high-quality customer base. As of March 31, 2025, we operate a fleet of 10 purpose-built FSRUs, and since we began operations, we have completed more than 3,000 ship-to-ship transfers of LNG with over 50 LNG operators and have safely delivered more than 7,400 billion cubic feet of natural gas through 16 LNG regasification terminals. We expect to bring online Hull 3407, our newbuild FSRU currently being constructed by Hyundai Heavy Industries in South Korea, in 2026 to support our fleet expansion plans and to meet the growing need for floating regasification capacity. For the three months ended March 31, 2025 and 2024, we generated revenues of $148.4 million and $157.0 million, respectively, from our FSRU and terminal services businesses, representing approximately 47% and 78% of our total revenues for each of those periods.

Our business spans the globe, with regional presences in 11 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Pakistan, the United Arab Emirates (“UAE”), and the United States. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland and the UAE. We are also one of the largest providers of regasified LNG in Brazil, where we operate the largest FSRU, and Pakistan, where we have regasified more LNG than any other provider in the past 10 years. Our business strategy includes marketing natural gas and LNG, both of which offer a cleaner energy source from which power can be generated consistently, through our infrastructure assets in the markets where we operate. The high value our customers place on our services has resulted in a reliable source of revenues to us. For the three months ended March 31, 2025, we generated revenues of $315.1 million, net income of $52.1 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $100.4 million. For the three months ended March 31, 2024, we generated revenues of $200.1 million, net income of $28.1 million and Adjusted EBITDA of $75.4 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

We also procure LNG from major producers and sell natural gas through our LNG terminals. For the three months ended March 31, 2025 and 2024, we generated revenues of $166.7 million and $43.1 million, respectively, from LNG and natural gas sales, representing approximately 53% and 22% of our total revenues for each of those periods. We believe that the commercial momentum that we have established in recent years and the increasing need for access to LNG around the world have resulted in a significant portfolio of new growth opportunities for us to pursue. In addition to our FSRU and terminal services businesses and LNG and natural gas sales, we plan to expand our business through investments in LNG import and related infrastructure.

Recent Trends and Outlook

During the first quarter of 2025, Dutch Title Transfer Facility (“TTF”) prices rose to $14.39 per million British thermal units (“MMBtu”) from $13.57/MMBtu in the fourth quarter of 2024. Japan Korea Marker (“JKM”) reported average first quarter 2025 prices of $14.35/MMBtu, which increased from fourth quarter 2024 prices of $13.94/MMBtu.

Global LNG trade volumes reached approximately 108 million tons per annum (“MTPA”) in the first quarter of 2025, slightly increased from 107 MTPA in the fourth quarter of 2024. Higher winter demand from Europe, fueled by precautionary measures against potential supply disruptions and a colder-than-expected winter supported strong LNG demand in the first quarter of 2025. This higher European demand elevated TTF prices relative to JKM. European demand increased by 24% quarter-over-quarter. Over the same period, Asian imports decreased by 7% as demand declined, supported by sufficient storage and milder winter weather.

For Excelerate, we believe the evolving LNG market dynamics support our growth strategy. We expect the heightened focus on energy security, coupled with the global shift toward cleaner energy sources, will continue to support demand for LNG. As LNG supply continues to grow, with an estimated 46 MTPA of new capacity coming online worldwide in 2025, there will be an increasing need for more FSRUs to connect this supply with demand centers worldwide. This reinforces our commitment to focusing on the downstream segment of the LNG value chain, where we believe Excelerate is well positioned to be a key player in facilitating the transition to a more secure and diversified energy landscape.

Pending Acquisition

On March 26, 2025, EELP entered into an equity and asset purchase agreement (the “Purchase Agreement”) with Atlantic Energy Holdings LLC, a Delaware limited liability company (“Seller”) and New Fortress Energy Inc., a Delaware corporation (“NFE,” and together with Seller, the “NFE Parties”), pursuant to which EELP will acquire the NFE Parties’ business in Jamaica (the “Business”) from the NFE Parties (the “Pending Acquisition”).

Pursuant to the Purchase Agreement, we agreed to purchase the Business for an aggregate initial purchase price of $1.055 billion, in cash, subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and LNG and fuel inventory.

The Pending Acquisition is expected to close as early as the second quarter of 2025, subject to satisfaction or waiver of certain customary closing conditions, including (i) the consummation of certain pre-closing restructuring transactions by the NFE Parties, (ii) the delivery of certain required consents, (iii) the delivery of audited and interim GAAP-compliant financial statements of the Business and (iv) the release of the assets of the Business from certain debt facilities and the delivery of payoff letters related to outstanding third-party indebtedness.

The Pending Acquisition directly aligns with our strategies of (1) acquiring interests in LNG regasification terminals and integrated LNG infrastructure projects, which we believe will enhance long-term contract revenue and margins, and (2) diversifying the geographic mix of the LNG markets we serve and our customer base.

We believe that the Pending Acquisition is complementary to our existing assets and business strategy and is expected to drive greater demand for our core FSRU and terminal services business and establish Excelerate as a provider of “last-mile” LNG infrastructure in Jamaica. Additionally, the Pending Acquisition provides an attractive downstream natural gas market for Excelerate’s 20-year Venture Global LNG supply agreement and secures pull through demand and value-accretive offtake for our LNG supply portfolio. The Pending Acquisition aligns with our investment thesis in the following ways:

•

The Facilities Serve Attractive and Growing Markets: The facilities are located in a key Atlantic Basin natural gas market, representing Jamaica’s only two LNG regasification terminals and the first dual-fired combined heat and power plant in the Caribbean, and supply approximately 30 TBtus per year of LNG, directly or indirectly accounting for more than half of Jamaica’s electricity generation. We believe the Pending Acquisition will also position us to capture additional market share as regional demand grows, creating low-cost opportunities to expand.

•

Highly Contracted with Long-Term Agreements: Sales agreements in place as of December 31, 2024, represent approximately $2.9 billion of cumulative take-or-pay direct margin through 2039, and nearly 100% of contracted revenue includes contractual inflation escalators. As of December 31, 2024, the sales contracts within the business have a weighted average remaining contract tenor of approximately 13 years (or approximately 21 years, if extension options are exercised) and the majority of the contracts are with high-quality investment-grade counterparties. Based on the contracts in place as of December 31, 2024, pro forma for the Pending Acquisition, we expect over 90% of our cash flows from customers to be derived from take-or-pay contracts, with such contracts having a remaining weighted average contract life of approximately 10 years (or approximately 14 years, if extension options are exercised for the Pending Acquisition contracts).

•

Highly Complementary Infrastructure Assets: The facilities expand our size, scale and operating capabilities without requiring significant additional capital expenditures. Our combined platform will expand our ability to provide customers with tailored solutions across the LNG value chain, from procurement to distribution. We believe that the Pending Acquisition will result in our holding an approximately 25% market share of total global floating regasification capacity.

•	The Pending Acquisition Enhances our Financial Profile: The Pending Acquisition is expected to be immediately accretive to earnings per share and enhance our operating cash flow.

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

Transition and transaction expenses

We incurred transition and transaction expenses related to consulting, legal and due diligence costs incurred as part of and in preparation for the Pending Acquisition.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended March 31,
	2025	2024
	(In thousands)
FSRU and terminal services revenues	$148,365	$156,994
Gas sales revenues	166,725	43,119
Cost of revenue and vessel operating expenses	(41,938)	(70,613)
Direct cost of gas sales	(160,759)	(39,879)
Depreciation and amortization expense	(21,643)	(22,910)
Gross Margin	$90,750	$66,711
Depreciation and amortization expense	21,643	22,910
Adjusted Gross Margin	$112,393	$89,621

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$52,123	$28,140
Interest expense	14,316	15,606
Provision for income taxes	6,027	6,901
Depreciation and amortization expense	21,643	22,910
Accretion expense	477	455
Long-term incentive compensation expense	2,152	1,377
Transition and transaction expenses	3,682	—
Adjusted EBITDA	$100,420	$75,389

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	For the three months ended March 31,
	2025	2024	Change
	(In thousands)
Revenues
FSRU and terminal services	$148,365	$156,994	$(8,629)
Gas sales	166,725	43,119	123,606
Total revenues	315,090	200,113	114,977
Operating expenses
Cost of revenue and vessel operating expenses (exclusive of items below)	41,938	70,613	(28,675)
Direct cost of gas sales	160,759	39,879	120,880
Depreciation and amortization	21,643	22,910	(1,267)
Selling, general and administrative	21,352	21,552	(200)
Transition and transaction expenses	3,682	—	3,682
Total operating expenses	249,374	154,954	94,420
Operating income	65,716	45,159	20,557
Other income (expense)
Interest expense	(11,058)	(12,146)	1,088
Interest expense – related party	(3,258)	(3,460)	202
Earnings from equity method investments	596	531	65
Other income, net	6,154	4,957	1,197
Income before income taxes	58,150	35,041	23,109
Provision for income taxes	(6,027)	(6,901)	874
Net income (loss)	52,123	28,140	23,983
Less net income attributable to non-controlling interests	40,736	21,816	18,920
Net income attributable to shareholders	$11,387	$6,324	$5,063
Additional financial data:
Gross Margin	$90,750	$66,711	$24,039
Adjusted Gross Margin	112,393	89,621	22,772
Adjusted EBITDA	100,420	75,389	25,031

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net income

Net income was $52.1 million for the three months ended March 31, 2025, an increase of $24.0 million, as compared to $28.1 million for the three months ended March 31, 2024. Net income was higher primarily due to the drydocking of Summit LNG and Excellence in the first three months of 2024 ($18.4 million), an increase in gas sales opportunities ($4.4 million), a decrease in personnel costs in Argentina ($3.8 million), and a decrease in foreign exchange losses ($1.3 million), partially offset by transition and transaction costs incurred as a result of the Pending Acquisition ($3.7 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $90.8 million for the three months ended March 31, 2025, an increase of $24.1 million, as compared to $66.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, Adjusted Gross Margin was $112.4 million, an increase of $22.8 million, as compared to $89.6 million for the three months ended March 31, 2024. Gross Margin and Adjusted Gross Margin was higher primarily due to the drydocking of Summit LNG and Excellence in the first three months of 2024 ($18.4 million), an increase in gas sales opportunities ($4.4 million), a decrease in personnel costs in Argentina ($3.8 million), and a decrease in foreign exchange losses ($1.3 million), partially offset by transition and transaction costs incurred as a result of the Pending Acquisition ($3.7 million).

Adjusted EBITDA

Adjusted EBITDA was $100.4 million for the three months ended March 31, 2025, an increase of $25.0 million, as compared to $75.4 million for the three months ended March 31, 2024. Adjusted EBITDA was higher primarily due the drydocking of Summit LNG and Excellence in the first three months of 2024 ($18.4 million), an increase in gas sales opportunities ($4.4 million), a decrease in personnel costs in Argentina ($3.8 million), and a decrease in foreign exchange losses ($1.3 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

FSRU and terminal services revenues

FSRU and terminal services revenues were $148.4 million for the three months ended March 31, 2025, a decrease of $8.6 million as compared to $157.0 million for the three months ended March 31, 2024. FSRU and terminal services revenues were lower primarily due to the recognition of deferred revenue for the drydocking of Summit LNG in the first quarter of 2024, which occurs when we drydock either of our two vessels accounted for as a sales-type lease.

Gas sales revenues

Gas sales revenues were $166.7 million for the three months ended March 31, 2025, an increase of $123.6 million, as compared to $43.1 million for the three months ended March 31, 2024. The increase was primarily due to increased LNG sales in Asia Pacific and the Atlantic Basin in the first quarter of 2025.

Cost of revenue and vessel operating expenses

Cost of revenue and vessel operating expenses was $41.9 million for the three months ended March 31, 2025, a decrease of $28.7 million, as compared to $70.6 million for the three months ended March 31, 2024. The decrease in cost of revenue and vessel operating expenses was primarily due to drydock costs on Summit LNG in the first quarter of 2024 and decreased personnel costs in Argentina.

Direct cost of gas sales

Direct cost of gas sales was $160.8 million for the three months ended March 31, 2025, an increase of $120.9 million, as compared to $39.9 million for the three months ended March 31, 2024. The increase was primarily due to increased LNG sales in Asia Pacific and the Atlantic Basin in the first quarter of 2025.

Depreciation and amortization expenses

Depreciation and amortization expenses were $21.6 million for the three months ended March 31, 2025, a decrease of $1.3 million, as compared to $22.9 million for the three months ended March 31, 2024. Depreciation and amortization decreased primarily due to the extended commissioning time on our power barge assets in Albania during 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.4 million for the three months ended March 31, 2025, a decrease of $0.2 million, as compared to $21.6 million for the three months ended March 31, 2024. Selling, general and administrative expenses were essentially flat.

Transition and transaction expenses

Transition and transaction expenses were $3.7 million for the three months ended March 31, 2025. Transition and transaction expenses relate to due diligence and legal costs on the Pending Acquisition.

Interest expense

Interest expense was $11.1 million for the three months ended March 31, 2025, a decrease of $1.0 million, as compared to $12.1 million for the three months ended March 31, 2024. The decrease was due to lower balances remaining on our finance leases and long-term debt and decreases in interest rates.

Other income, net

Other income, net was $6.2 million for the three months ended March 31, 2025, an increase of $1.2 million, as compared to $5.0 million for the three months ended March 31, 2024. The increase was primarily due to a decrease in foreign exchange losses.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2025 and 2024 was $6.0 million and $6.9 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended March 31, 2025 and 2024, was 10.4% and 19.7%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $40.7 million for the three months ended March 31, 2025, an increase of $18.9 million, as compared to $21.8 million for the three months ended March 31, 2024. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2024 Annual Report. For more information regarding our planned dividend payments, see Note 11 – Equity. As of March 31, 2025, we had $619.5 million in unrestricted cash and cash equivalents.

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

Equity Offering

On March 31, 2025, the Company and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”). The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed on April 2, 2025. The underwriters’ option was fully exercised and subsequently closed on May 1, 2025. The net proceeds from the Equity Offering to the Company from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.9 million.

Repurchase of Equity Securities

During the year ended December 31, 2024, we repurchased 2,473,787 shares of our outstanding Class A Common Stock at a weighted average price of $20.41 per share, for a total net cost, including commission fees and taxes, of approximately $50.0 million. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock we repurchased, EELP, immediately prior to the repurchase, redeemed an equal number of Class A interests held by us, upon the same terms and at the same price, as the shares of our Class A Common Stock were repurchased.

Cash Flow Statement Highlights

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three months ended March 31,
	2025	2024	Change
Net cash provided by (used in):	(In thousands)
Operating activities	$154,809	$64,661	$90,148
Investing activities	(44,123)	(12,769)	(31,354)
Financing activities	(27,648)	(27,733)	85
Effect of exchange rate on cash, cash equivalents, and restricted cash	72	35	37
Net increase in cash, cash equivalents, and restricted cash	$83,110	$24,194	$58,916

Operating Activities

Cash flows provided by operating activities increased by $90.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to differences in the timing of collections and payments related to gas purchases and sales, collections received after our power barge assets went into service, and 2024 drydock expenditures, partially offset by costs related to the Pending Acquisition.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $31.4 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to the 2025 milestone payment under the Newbuild Agreement (as defined herein).

Financing Activities

Cash flows used in financing activities decreased by $0.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to $8.4 million in cash paid for share repurchases in 2024, partially offset by increased distributions to our stockholders as a result of increasing the dividend from $0.025 per share to $0.06 per share in the third quarter of 2024, a $2.1 million increase in repayments on long-term debt and finance leases and payments of $0.8 million for debt issuance costs in 2025.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
	(In thousands)
Capital expenditures
Growth	$35,485	$3,394	$32,091
Maintenance	12,075	19,044	(6,969)
Gross capital expenditures	47,560	22,438	25,122
Change in capital project payables and accruals, net	(3,437)	(9,669)	6,232
Cash outlays for capital projects	$44,123	$12,769	$31,354

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

Borrowings under the EE Facilities bear interest at a per annum rate equal to the term Secured Overnight Financing Rate (“SOFR”) reference rate for such period plus an applicable margin, which applicable margin is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement and can range from 2.75% to 3.50%. The unused portion of the EE Revolver commitment is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP’s consolidated total leverage ratio.

In December 2023, we paid off $55.2 million of the principal outstanding on our Term Loan Facility. We also terminated the same notional value of the interest rate swaps we had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

As of March 31, 2025, we had issued less than $0.1 million in letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $350.0 million of undrawn capacity was available for additional borrowings as of March 31, 2025.

As of March 31, 2025, we were in compliance with the covenants under our debt facilities.

On March 26, 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Pending Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a collateral maintenance coverage covenant, which includes the value of the assets acquired in the Pending Acquisition.

On April 21, 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 17, 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500 million. The Fifth Amendment is contingent upon, among other conditions, the closing of the Pending Acquisition and the repayment in full of the existing Term Loan Facility.

Senior Notes Offering

On May 5, 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the Guarantors a party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar (the “Indenture”), will mature on May 15, 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2025. Excelerate intends to use the net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand to (i) fund the consideration payable by the Company in the Pending Acquisition of the Business, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP. As a result of the Debt Offering and Equity Offering, the amount available under the previously announced senior secured bridge term loan facility was reduced to zero.

For information about our other debt obligations, see Notes 9 and 10 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We lease offices in various locations under noncancelable operating leases. As of December 31, 2024, we had future minimum lease payments totaling $5.6 million. As of March 31, 2025, we had future minimum lease payments totaling $5.5 million and are committed to $1.3 million in year one, $2.6 million for years two and three, $1.5 million for years four and less than $0.1 million thereafter.

Finance Leases

Certain enforceable vessel charters and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2024, we had future minimum lease payments totaling $240.4 million. As of March 31, 2025, we had future minimum lease payments totaling $232.1 million and are committed to $24.9 million in payments in year one, $66.5 million for years two and three, $55.2 million for years four and five and $85.6 million thereafter.

Newbuild Agreement Commitments

In October 2022, we signed a binding shipbuilding contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new FSRU to be delivered in 2026. As part of and related to the Newbuild Agreement, our milestone payments are due in installments with the final installment due concurrently with the delivery of the vessel, which is expected in 2026. In the fourth quarter of 2024 and first quarter of 2025, we made milestone payments of approximately $50 million and $30 million, respectively, leaving approximately $230 million in remaining spend. Our near-term payment commitments related to the Newbuild Agreement are expected to be approximately $20 million in the second quarter of 2025, with the remainder due beyond the next twelve months.

Tax Receivable Agreement

In April 2022, we entered into the TRA with Excelerate Energy Holdings, LLC (“EEH”) and the George Kaiser Family Foundation (the “Foundation” and, together with EEH, the “TRA Beneficiaries”). The TRA will provide for payment by us to the TRA Beneficiaries of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of our Initial Public Offering or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA.

LNG purchase commitments

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

In the third quarter of 2024, we signed a medium-term agreement for LNG purchases in one of the Atlantic Basin regions in which we do business. Over the term of this agreement, we will purchase approximately 0.65 million tonnes of LNG, the pricing of which will be based on TTF. The first purchase under this agreement was made during the fourth quarter of 2024.

The following table presents our future contractual obligations as of March 31, 2025 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$187,644	$11,488,667
Long-term debt obligations	57,724	438,143
Lease obligations	34,958	202,663
Other purchase obligations	74,663	207,391
Total commitments	$354,989	$12,336,864

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2024 Annual Report and the notes to the audited financial statements included therein.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2024 Annual Report.

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

As of March 31, 2025 and December 31, 2024, the fair value of our interest rate swaps was $0.9 million and $2.3 million, respectively. Based on our hedged notional amount as of March 31, 2025, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $4.0 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of March 31, 2025 and March 31, 2024, we had no financial commodity derivative instruments.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the three months ended March 31, 2025, we utilized an immaterial amount of financial derivatives to hedge some of our currency exposure. For the three months ended March 31, 2025 and 2024, we recorded $(0.1) million and $(1.4) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 19 – Commitments and contingencies in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2024 Annual Report, except as disclosed below:

Risks Related to the Pending Acquisition

The equity and asset purchase agreement (the “Purchase Agreement”) between Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership, and Atlantic Energy Holdings LLC, a Delaware limited liability company (the “Seller”) and New Fortress Energy Inc., a Delaware corporation (“NFE,” and together with Seller, the “NFE Parties”), pursuant to which EELP will acquire the NFE Parties’ business in Jamaica (the “Business”) from the NFE Parties (the “Pending Acquisition”) may not be consummated as anticipated, or at all, which could have an adverse impact on our future business and operations and our cash available for distribution.

The Pending Acquisition is expected to close in the second quarter of 2025 and is subject to customary closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the Pending Acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

•
the continued accuracy of the representations and warranties contained in the Purchase Agreement;
•
the performance by each party of its respective obligations under the Purchase Agreement;
•
the absence of any legal proceeding or order by a governmental authority restraining, enjoining or otherwise prohibiting the Pending Acquisition;
•
the consummation of certain pre-closing restructuring transactions by the NFE Parties;
•
the receipt by the NFE Parties of certain third-party consents related to the Pending Acquisition;
•
the absence of a material adverse effect on the results of operations or financial condition of the interest to be acquired in the Pending Acquisition;
•
the execution of certain agreements and delivery of certain documents related to the consummation of the Pending Acquisition, including payoff letters; and
•
delivery of certain audited and interim historical financial statements of the Business.

Most of these conditions are not within our control, and we cannot predict when or if these conditions will be satisfied. There is no guarantee that the Pending Acquisition will close in the second quarter of 2025, or at all. The Purchase Agreement provides for an outside date of July 24, 2025 (as may be extended by the parties pursuant to the Purchase Agreement to August 25, 2025) for the completion of the Pending Acquisition, beyond which the Purchase Agreement may be terminated by either party. Failure to complete the Pending Acquisition or any delays in completing the Pending Acquisition could have an adverse impact on our future business and operations and our cash available for distribution and could negatively impact the price of our Class A Common Stock.

Failure to successfully combine our business with the Business to be acquired in the Pending Acquisition, or an inaccurate estimate by us of the benefits to be realized from the Pending Acquisition, may adversely affect our future results.

The Pending Acquisition involves potential risks, including:

•
the failure to realize expected profitability, growth or accretion;
•
environmental or regulatory compliance matters or liabilities;
•
title or permit issues;
•
the diversion of management’s attention from our existing business;
•
the incurrence of substantial expenses;

•
the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and
•
the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

The expected benefits from the Pending Acquisition may not be realized if our estimates of the potential revenues associated with the interests to be acquired by us in the Pending Acquisition, the expected accretion to our earnings per share or increase to our operating cash flow are materially inaccurate or if we fail to identify operating problems or liabilities associated with the Business prior to closing. The accuracy of our estimates of the potential take-or-pay direct margin generated by the Business is inherently uncertain. Although we have conducted due diligence in connection with the Pending Acquisition, we cannot assure you that this diligence will surface all material issues that may arise as a result of the consummation of the Pending Acquisition. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If problems are identified after closing of the Pending Acquisition, the Purchase Agreement provides for limited recourse against the NFE Parties.

Difficulties in integrating the Business into the Company may result in operational and other challenges, including the diversion of management’s attention from ongoing business concerns; the diversion of resources to integration processes; the retention of key management and other employees; the retention of existing business and operational relationships, including customers, suppliers and other counterparties; the attraction of new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding integration processes and associated expenses; the elimination of duplicative corporate or operational processes; potential limitations placed on our business by regulatory authorities; the possibility that a failure to successfully integrate the Business into our internal control over financial reporting could compromise the integrity of our financial reporting; as well as unanticipated issues in integrating certain systems. An inability to realize the full extent of the intended benefits of the Pending Acquisition, and any delays encountered in the integration process, could have an adverse effect on our revenues and level of expenses and results of operations. In addition, the integration may result in additional or unforeseen expenses. Although we expect the strategic benefits and additional operating cash flow to offset incremental transaction-related costs over time, if we are not able to adequately and effectively address integration challenges, we may be unable to successfully integrate operations or realize anticipated benefits of the integration of the Business.

If we consummate the Pending Acquisition and if any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Pending Acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2030 Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, including the 2030 Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2030 Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the 2030 Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Amended Credit Agreement and the Indenture will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we are a holding company and conduct our operations through our subsidiaries, certain of which will not be guarantors of the 2030 Notes or our other indebtedness. In relation to our debt that is repayable with a “balloon” payment on maturity (such as the 2030 Notes), our ability to make such payments at maturity will depend upon our ability to generate sufficient cash from operations, obtain additional equity or debt financing or sell assets. Accordingly, repayment of our indebtedness, including the 2030 Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 2030 Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the 2030 Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2030 Notes. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Indenture and the Amended Credit Agreement will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2030 Notes.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 2030 Notes.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 2030 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the EE Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1

Equity and Asset Purchase Agreement, dated March 26, 2025, by and between Excelerate Energy Limited Partnership, Atlantic Energy Holdings LLC and New Fortress Energy Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2025).

10.2*	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 26, 2025.
10.3*‡	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of April 21, 2025.
10.4*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2025).
10.5*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2025).
10.6*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (rTSR) (Employees 2025).
10.7*	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (aTSR) (Employees 2025).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: May 8, 2025	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)