Form 10-Q
period 2025-06-30
Excelerate Energy, Inc.
filed 2025-08-11
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, there were 32,001,057 shares of Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations and the Acquisition (as defined herein) and financing thereof, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
our ability to realize the anticipated benefits of the Acquisition, including the expected accretion to earnings per share and the expected increase to our operating cash flow and our ability to manage integration risks of the Acquisition;
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
•
our financing agreements, which include financial restrictions and covenants and are secured by certain of our floating regasification terminals;
•
our ability to enter into or extend contracts with customers and our customers’ failure to perform their contractual obligations;
•
our ability to purchase or receive physical delivery of LNG in sufficient quantities to satisfy our delivery and sales obligations or at attractive prices;
•
our ability to maintain relationships with our existing suppliers, source new suppliers for LNG and critical components of our projects and complete building out our supply chain;
•
the technical complexity of our infrastructure assets;
•
the risks inherent in operating our infrastructure assets;
•
customer termination rights in our contracts;
•
adverse effects on our operations due to disruption of third-party facilities;
•
infrastructure constraints and community and political group resistance to existing and new LNG and natural gas infrastructure over concerns about the environment, safety and terrorism;
•
shortages of qualified officers and crew impairing our ability to operate or increasing the cost of crewing our floating regasification terminals;
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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$425,998	$537,522
Current portion of restricted cash	3,245	2,612
Accounts receivable, net	78,831	119,960
Current portion of net investments in sales-type leases	45,367	43,471
Other current assets	55,898	50,714
Total current assets	609,339	754,279
Restricted cash	14,838	14,361
Property and equipment, net	2,098,767	1,622,896
Intangible assets, net	365,378	—
Goodwill	249,240	—
Operating lease right-of-use assets	177,123	4,563
Net investments in sales-type leases	353,817	376,814
Investments in equity method investee	19,801	19,295
Deferred tax assets, net	31,295	27,559
Other assets	90,482	63,448
Total assets	$4,010,080	$2,883,215
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$20,586	$7,135
Accrued liabilities and other liabilities	101,902	70,022
Current portion of deferred revenues	34,670	58,185
Current portion of long-term debt	20,097	46,793
Current portion of long-term debt – related party	9,291	8,943
Current portion of operating lease liabilities	23,217	1,551
Current portion of finance lease liabilities	24,212	23,475
Total current liabilities	233,975	216,104
Long-term debt, net	926,141	286,760
Long-term debt, net – related party	156,836	161,952
Operating lease liabilities	149,098	3,447
Finance lease liabilities	156,457	167,908
TRA liability	58,955	58,736
Asset retirement obligations	50,163	43,690
Long-term deferred revenues	27,430	27,722
Other long-term liabilities	101,622	28,395
Total liabilities	$1,860,677	$994,714
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 34,675,087 shares issued as of June 30, 2025 and 26,432,131 shares issued as of December 31, 2024)	35	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	82	82
Additional paid-in capital	633,700	467,429
Retained earnings	84,898	72,322
Accumulated other comprehensive income	113	502
Treasury stock (2,674,030 shares as of June 30, 2025 and 2,564,058 shares as of December 31, 2024)	(54,688)	(52,375)
Non-controlling interests	1,485,263	1,400,515
Total equity	2,149,403	1,888,501
Total liabilities and equity	$4,010,080	$2,883,215

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Revenues
Terminal services	$148,833	$150,987	$297,198	$307,981
LNG, gas and power	55,723	32,346	222,448	75,465
Total revenues	204,556	183,333	519,646	383,446
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	40,427	31,173	201,186	71,052
Operating expenses	46,023	46,579	87,961	117,192
Depreciation and amortization	25,518	30,400	47,161	53,310
Selling, general and administrative expenses	21,543	25,300	42,895	46,852
Transition and transaction expenses	27,659	—	31,341	—
Total operating expenses	161,170	133,452	410,544	288,406
Operating income	43,386	49,881	109,102	95,040
Other income (expense)
Interest expense	(20,683)	(12,057)	(31,741)	(24,203)
Interest expense – related party	(3,249)	(3,419)	(6,507)	(6,879)
Earnings from equity method investment	600	592	1,196	1,123
Other income, net	6,285	5,707	12,439	10,664
Income before income taxes	26,339	40,704	84,489	75,745
Provision for income taxes	(5,574)	(7,427)	(11,601)	(14,328)
Net income	20,765	33,277	72,888	61,417
Less net income attributable to non-controlling interests	16,036	26,605	56,772	48,421
Net income attributable to shareholders	$4,729	$6,672	$16,116	$12,996

Net income per common share – basic	$0.15	$0.27	$0.58	$0.51
Net income per common share – diluted	$0.15	$0.26	$0.57	$0.50
Weighted average shares outstanding – basic	31,489,508	25,175,057	27,715,777	25,668,374
Weighted average shares outstanding – diluted	32,162,826	25,338,067	28,470,434	25,747,145

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$20,765	$33,277	$72,888	$61,417
Other comprehensive income (loss)
Cumulative translation adjustment	16	(41)	88	(6)
Change in unrealized gains (losses) on cash flow hedges	293	175	(1,142)	3,163
Share of other comprehensive income (loss) of equity method investee	(224)	5	(690)	(757)
Other comprehensive income (loss) attributable to non-controlling interest	(62)	(106)	1,355	(1,820)
Comprehensive income	20,788	33,310	72,499	61,997
Less comprehensive income attributable to non-controlling interest	16,036	26,605	56,772	48,421
Comprehensive income attributable to shareholders	$4,752	$6,705	$15,727	$13,576

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income	Shares	Amount	interest	equity
Balance at January 1, 2025	26,432,131	$26	82,021,389	$82	$467,429	$72,322	$502	2,564,058	$(52,375)	$1,400,515	$1,888,501
Net income	—	—	—	—	—	11,387	—	—	—	40,736	52,123
Other comprehensive loss	—	—	—	—	—	—	(412)	—	—	(1,417)	(1,829)
Long-term incentive compensation	—	—	—	—	475	—	—	—	—	1,676	2,151
Class A dividends – $0.06 per share	—	—	—	—	—	(1,535)	—	—	—	—	(1,535)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(840)	(840)
Long-term incentive compensation units vested, net	234,419	1	—	—	3,465	—	—	107,633	(2,253)	(3,448)	(2,235)
Other	1,955	—	—	—	88	—		—	—	202	290
Balance at March 31, 2025	26,668,505	$27	82,021,389	$82	$471,457	$82,174	$90	2,671,691	$(54,628)	$1,432,503	$1,931,705
Net income	—	—	—	—	—	4,729	—	—	—	16,036	20,765
Issuance of common stock	8,000,000	8	—	—	159,041	—	—	—	—	42,784	201,833
Other comprehensive income	—	—	—	—	—	—	23	—	—	62	85
Long-term incentive compensation	—	—	—	—	900	—	—	—	—	2,307	3,207
Class A dividends – $0.06 per share	—	—	—	—	—	(2,005)	—	—	—	—	(2,005)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(3,302)	(3,302)
Long-term incentive compensation units vested, net	2,868	—	—	—	48	—	—	2,248	(57)	(48)	(57)
Impact due to change in ownership percentage	—	—	—	—	2,239	—	—	—	—	—	2,239
Other	3,714	—	—	—	15	—	—	91	(3)	(158)	(146)
Balance at June 30, 2025	34,675,087	$35	82,021,389	$82	$633,700	$84,898	$113	2,674,030	$(54,688)	$1,485,263	$2,149,403

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$465,551	$39,754	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	—	6,324	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	330	—	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	—	(673)	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Long-term incentive compensation units vested, net	82,165	—	—	—	(214)	—	—	39,702	(858)	—	(1,072)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$465,667	$45,405	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198
Net income	—	—	—	—	—	6,672	—	—	—	26,605	33,277
Other comprehensive income	—	—	—	—	—	—	33	—	—	106	139
Long-term incentive compensation	—	—	—	—	449	—	—	—	—	1,471	1,920
Class A dividends – $0.025 per share	—	—	—	—	—	(645)	—	—	—	—	(645)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	268	268
Distributions	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)
Long-term incentive compensation units vested, net	29,479	—	—	—	1,628	—	—	22,237	(360)	(1,363)	(95)
Repurchase of Class A Common Stock	—	—	—	—	799	—	—	673,780	(11,179)	636	(9,744)
Balance at June 30, 2024	26,395,671	$26	82,021,389	$82	$468,543	$51,432	$1,085	1,344,373	$(22,216)	$1,349,876	$1,848,828

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2025 and 2024

	Six months ended June 30,
	2025	2024
Cash flows from operating activities	(In thousands)
Net income	$72,888	$61,417
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	47,161	53,310
Amortization of operating lease right-of-use assets	3,343	860
ARO accretion expense	960	918
Amortization of debt issuance costs	4,444	1,715
Deferred income taxes	845	2,566
Share of net earnings in equity method investee	(1,196)	(1,123)
Distributions from equity method investee	1,530	—
Long-term incentive compensation expense	5,358	3,297
(Gain) loss on non-cash items	—	(44)
Changes in operating assets and liabilities:
Accounts receivable	85,578	51,511
Other current assets and other assets	1,864	(10,892)
Accounts payable and accrued liabilities	16,182	(23,935)
Current portion of deferred revenue	(28,218)	2,331
Net investments in sales-type leases	21,101	8,004
Operating lease assets and liabilities	(3,196)	(871)
Other long-term liabilities	13,305	5,976
Net cash provided by operating activities	$241,949	$155,040

Cash flows from investing activities
Net cash paid for Acquisition	(1,048,091)	—
Purchases of property and equipment	(77,408)	(38,268)
Net cash used in investing activities	$(1,125,499)	$(38,268)

Cash flows from financing activities
Proceeds from issuance of Class A Common stock, net	201,904	—
Repurchase of Class A Common Stock	—	(20,324)
Proceeds from issuance of long-term debt	800,000	—
Repayments of long-term debt	(175,172)	(20,627)
Repayments of long-term debt – related party	(4,768)	(4,455)
Payment of debt issuance costs	(19,376)	—
Principal payments under finance lease liabilities	(10,714)	(10,081)
Taxes withheld for long-term incentive compensation	(1,027)	(253)
Dividends paid	(3,382)	(1,278)
Distributions	(13,984)	(6,541)
Other financing activities	(433)	477
Net cash provided by (used in) financing activities	$773,048	$(63,082)

Effect of exchange rate on cash, cash equivalents, and restricted cash	88	(6)

Net increase (decrease) in cash, cash equivalents and restricted cash	(110,414)	53,684

Cash, cash equivalents and restricted cash
Beginning of period	$554,495	$572,458
End of period	$444,081	$626,142

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “the Company”) owns and operates liquefied natural gas (“LNG”) and natural gas infrastructure assets. Excelerate is a holding company and owns, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership.

As of June 30, 2025 and December 31, 2024, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 71.9% and 77.5%, respectively, of the ownership interests in EELP. The remaining 28.1% and 22.5% of the ownership interests were held by the Company as of June 30, 2025 and December 31, 2024, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company’s significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2024 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the six months ended June 30, 2025.

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

Useful lives applied in depreciation are as follows:

Floating terminals and related equipment	5-40 years
Power generation	25-35 years
Fixed terminals and gas pipeline	20-40 years
Finance lease right-of-use assets	Lesser of useful life or lease term
Other equipment	3-12 years

Gains and losses on disposals and retirements are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statements of income.

Intangible assets

The Company’s intangible assets represent customer relationships associated with the Acquisition (as defined herein). The fair value of these acquired intangible assets was determined at the date of Acquisition based on the present value of estimated future cash flows. These assets are amortized on a straight-line basis over approximately 20 years, the period in which the Company expects to benefit from services provided to customers. As of June 30, 2025, the gross carrying value of the intangible assets was $367.5 million, and the Company has recorded $2.1 million in accumulated amortization on these assets. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

Goodwill

Goodwill is calculated as the difference between the preliminary estimate of the fair value of consideration transferred in the Acquisition and the preliminary estimates of the fair value assigned to the assets acquired and liabilities assumed. Goodwill is considered

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

to have an indefinite life and will be tested for impairment at least annually in the fourth quarter, or whenever impairment indicators are present. Prior to conducting the goodwill impairment test, the carrying values of the Company’s long-lived assets, including property and equipment, net and intangible assets, are reviewed. If it is determined that the carrying values are not recoverable, the carrying values of the long-lived assets are reduced pursuant to the Company’s policy.

As part of the Company’s goodwill impairment test, qualitative factors may first be reviewed to determine if the quantitative goodwill impairment test is necessary. If the impairment test is necessary, it is performed by comparing the fair value of the relevant reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss would be recognized and a corresponding reduction of goodwill would be recorded.

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

3.
Acquisition

In May 2025, Excelerate closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica (the “Jamaica Business”) for approximately $1.055 billion in cash, which was subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and LNG and fuel inventory (the “Acquisition”). Under the terms of the purchase agreement, Excelerate acquired 100% of the operating interests in three facilities, as well as the operations, pipelines and infrastructure associated therewith: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. The Acquisition was funded with the Debt Offering (as defined herein), the Equity Offering (as defined herein), and cash on hand.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Acquisition was accounted for as an acquisition of a business in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed related to the Acquisition were recorded at their fair values as of the closing date of May 14, 2025, which are shown below. These amounts will be finalized no later than one year from the acquisition date (in thousands):

Fair value of assets acquired	May 14, 2025
Cash and cash equivalents	$6,434
Current portion of restricted cash	650
Accounts receivable, net	45,897
Inventories	20,033
Other current assets	2,225
Property and equipment, net	436,543
Intangible assets, net	367,500
Goodwill	249,240
Right-of-use assets	178,913
Other assets	12,821
Total assets acquired	$1,320,256
Fair value of liabilities assumed
Accounts payable	$7,228
Accrued liabilities and other liabilities	15,673
Current portion of deferred revenues	4,702
Current portion of operating lease liabilities	20,315
Operating lease liabilities	153,208
Asset retirement obligations	5,514
Other long-term liabilities	58,441
Total liabilities assumed	$265,081
Net assets acquired	$1,055,175

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values. The fair value of the assets and liabilities acquired was estimated by applying an indirect cost approach and an income approach. The fair value measurements of assets acquired and liabilities assumed are based on significant inputs, such as projections of replacement value, estimated future cash flows, the probability of contract renewals and an estimated discount rate, which are not observable in the market and therefore represent Level 3 inputs, as defined in Note 4 – Fair value of financial instruments. These inputs require judgments and estimates at the time of valuation. Any excess of the purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $249.2 million. The goodwill is attributable to expected operational and capital synergies and is expected to be deductible for tax purposes.

Revenue and net income (loss) attributable to the assets acquired for the period from May 14, 2025 through June 30, 2025, were $55.3 million and $12.7 million, respectively. For the six months ended June 30, 2025, transition and transaction expenses were $31.3 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the six months ended June 30, 2025 and 2024 as if the Acquisition and related debt and equity issuances along with the use of proceeds therefrom had occurred on January 1, 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$253,499	$276,170	$667,929	$566,047
Net income (loss)	50,928	33,754	104,682	30,918

Historical unaudited pro forma financial information was adjusted to reflect the effects of conforming accounting policies, the fair value adjustment of property and equipment, our capital structure, and eliminating historical expenses not assumed in the Acquisition. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

4.
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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025		December 31, 2024
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$27,046	$27,046	$13,605	$13,605
Financial liabilities
Derivative financial instruments	Level 2	(25,851)	(25,851)	(11,268)	(11,268)
2030 Notes	Level 2	(800,000)	(843,464)	—	—

As of June 30, 2025 and December 31, 2024, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of June 30, 2025 or December 31, 2024. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the Euro/United States (“U.S.”) dollar forward curves for the same period as the related payment settlements. We have consistently applied these valuation techniques in all periods presented.

As of June 30, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The 2030 Notes were not outstanding as of December 31, 2024. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments. The values of the 2030 Notes are based on quoted market prices.

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

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and six months ended June 30, 2025 and 2024.

5.
Accounts receivable, net

As of June 30, 2025 and December 31, 2024, accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade receivables	$72,274	$114,381
Accrued revenue	6,767	5,566
Amounts receivable – related party	518	217
Allowance for doubtful accounts	(728)	(204)
Accounts receivable, net	$78,831	$119,960

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Derivative financial instruments

The number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements. The following table summarizes the notional values related to the Company’s derivative instruments outstanding at June 30, 2025 (in thousands):

June 30, 2025
Interest rate swaps	$46,275
Foreign currency hedges	€11,374

The following table presents the fair value of each classification of the Company’s derivative instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$933	$1,070
Non-current assets	262	1,267
Total designated as hedging instruments	$1,195	$2,337

Derivatives not designated as hedging instruments
Current assets	$5,285	$4,063
Non-current assets	20,566	7,205
Current liabilities	(5,285)	(4,063)
Non-current liabilities	(20,566)	(7,205)
Total not designated as hedging instruments	$—	$—

Total current position	$933	$1,070
Total non-current position	262	1,267
Total derivatives	$1,195	$2,337

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
•
In 2023, the Company entered into long-term interest rate swap agreements with multiple major financial institutions. This arrangement was used to hedge the variability of the interest payments/interest risk on the Term Loan Facility (as defined herein) and was set to expire in March 2027. In the second quarter of 2025, the Company paid off the remaining balance on the Term Loan Facility and settled the remaining interest rate swaps.
•
In 2025, the Company entered into euro to U.S. dollar hedges. This arrangement will hedge the Company’s expected exchange rate exposure related to operational and salary expenses incurred in euros. The hedges will expire in December 2025 and are used to cover approximately 80% of the expected related expenses.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended June 30,		For the six months ended June 30,
Relationship		2025	2024	2025	2024
Interest rate swaps		$510	$1,102	$(530)	$5,253

Derivatives Designated in		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Location of Gain (Loss) Reclassified from	For the three months ended June 30,		For the six months ended June 30,
Relationship	Accumulated Other Comprehensive Income into Income	2025	2024	2025	2024
Interest rate swaps	Interest expense	$217	$927	$612	$2,090

The amount of gain (loss) recognized in other comprehensive income as of June 30, 2025 and expected to be reclassified within the next 12 months is $0.9 million.

7.
Other current assets

As of June 30, 2025 and December 31, 2024, other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$15,114	$8,201
Prepaid expenses – related party	2,311	2,250
Tax receivables	6,221	5,978
Inventories	19,304	23,930
Other receivables	12,948	10,355
Other current assets	$55,898	$50,714

8.
Property and equipment, net

As of June 30, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Floating terminals and related equipment	$2,542,527	$2,535,748
Power generation	185,911	—
Fixed terminals and gas pipeline	250,334	—
Finance lease right-of-use assets	40,007	40,007
Other equipment	22,919	25,359
Assets in progress	190,198	112,429
Less accumulated depreciation	(1,133,129)	(1,090,647)
Property and equipment, net	$2,098,767	$1,622,896

For the three months ended June 30, 2025 and 2024, depreciation expense was $22.6 million and $29.5 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $43.4 million and $51.5 million, respectively.

Newbuild Agreement

In October 2022, Excelerate entered into a construction agreement (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 floating regasification terminal. The Company made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, the first quarter of 2025 and the second quarter of 2025, respectively. The final installment is due concurrently with the delivery of the terminal, which is expected in 2026.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Jamaica Assets

In May 2025, the Company acquired the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power co-generation plant, all of which are located in Jamaica. The purchase was funded as part of the Acquisition.

9.
Accrued liabilities

As of June 30, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued terminal and cargo expenses	$37,629	$27,128
Payroll and related liabilities	14,498	18,615
Current portion of TRA liability	3,116	3,116
Other accrued liabilities	46,659	21,163
Accrued liabilities	$101,902	$70,022

10.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
2030 Notes	$800,000	$—
Term Loan Facility	—	163,555
Experience Financing	105,187	111,375
2017 Bank Loans	58,266	63,695
EE Revolver	—	—
Total debt	963,453	338,625
Less unamortized debt issuance costs	(17,215)	(5,072)
Total debt, net	946,238	333,553
Less current portion, net	(20,097)	(46,793)
Total long-term debt, net	$926,141	$286,760

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the six months ended June 30, 2025.

	For the six months ended June 30, 2025
	Range	Weighted Average
Term Loan Facility (1)	7.1% – 7.4%	7.3%
Experience Financing	7.4% – 7.8%	7.7%
2017 Bank Loans (2)	6.9% – 9.4%	8.6%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.8% for the six months ended June 30, 2025.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 7.2% for the six months ended June 30, 2025.

Experience Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Financing”). Due to the Company’s requirement to repurchase the asset at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4%, and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Revolving Credit Facility and Term Loan Facility

In April 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. The EE Revolver enabled Excelerate to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

In March 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, as amended by the Amended Credit Agreement, the “EE Facilities”). The EE Facilities mature in March 2027.

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

Proceeds from the Term Loan Facility were used to purchase Sequoia in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $382.5 million of the EE Revolver may be used for letters of credit.

In December 2023, the Company paid off $55.2 million of the principal outstanding on its Term Loan Facility.

In March 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

In April 2025, Excelerate and EELP entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 17, 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500.0 million. As per the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the issuance of the 2030 Notes. The Company also unwound the remaining interest rate swaps associated with the Term Loan Facility.

As of June 30, 2025, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of June 30, 2025.

2030 Notes

In May 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the Guarantors a party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature in May 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears in each May and November, beginning in November 2025. The net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand, were used to (i) fund the consideration payable by the Company in the Acquisition of the Jamaica Business, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

As of June 30, 2025, the Company was in compliance with the covenants under its debt facilities.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Exquisite Financing	$166,127	$170,895
Less current portion	(9,291)	(8,943)
Total long-term related party debt	$156,836	$161,952

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Exquisite Financing

In June 2018, the Company entered into a sale leaseback agreement with Nakilat Excelerate LLC, its equity method investment, to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the transaction’s terms.

12.
Equity

Class A Common Stock

The Class A Common Stock, par value $0.001 (“Class A Common Stock”) outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from Excelerate, except for the right of Class B common stockholders to receive the par value of the Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) upon the Company’s liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

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

As the only holder of Class B Common Stock, EE Holdings had 71.9% and 77.5% of the combined voting power of the Company’s common stock as of June 30, 2025 and December 31, 2024, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Options exercised	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%
Issuance of common stock	8,000,000	—	8,000,000	—	8,000,000
Long-term incentive compensation units vested, net	2,868	2,248	620	—	620
Options exercised	3,714	91	3,623	—	3,623
Balance at June 30, 2025	34,675,087	2,674,030	32,001,057	82,021,389	114,022,446	28.1%

Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	82,165	39,702	42,463	—	42,463
Share repurchases	—	588,030	(588,030)	—	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%
Long-term incentive compensation units vested, net	29,479	22,237	7,242	—	7,242
Share repurchases	—	673,780	(673,780)	—	(673,780)
Balance at June 30, 2024	26,395,671	1,344,373	25,051,298	82,021,389	107,072,687	23.4%

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

Dividends and Distributions

During the six months ended June 30, 2025, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
June 30, 2025	September 4, 2025	$6,562	$2,679	$0.08
March 31, 2025	June 5, 2025	4,921	2,005	0.06
December 31, 2024	March 27, 2025	4,921	1,535	0.06

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project and has received $6.7 million in cash contributions from the minority owner as of June 30, 2025. The Albania Power Project is fully consolidated in the Company’s financial statements.

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

Equity Offering

In March 2025, Excelerate and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of Excelerate’s Class A Common Stock. The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed on April 2, 2025. The underwriters’ option was fully exercised and subsequently closed on May 1, 2025. The net proceeds from the Equity Offering to the Company from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.8 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

13.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$20,765	$33,277	$72,888	$61,417
Less net income attributable to non-controlling interest	16,036	26,605	56,772	48,421
Net income attributable to shareholders – basic	$4,729	$6,672	$16,116	$12,996

Weighted average shares outstanding – basic	31,489,508	25,175,057	27,715,777	25,668,374
Dilutive effect of unvested restricted common stock	203,188	104,615	289,504	53,115
Dilutive effect of unvested performance units	470,130	58,395	465,153	25,656
Weighted average shares outstanding – diluted	32,162,826	25,338,067	28,470,434	25,747,145

Earnings per share
Basic	$0.15	$0.27	$0.58	$0.51
Diluted	$0.15	$0.26	$0.57	$0.50

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	9,828	—	3,438	—
Restricted common stock	802	26,031	—	11,610
Performance stock units	3,648	—	1,195	—
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

14.
Leases

Lessee arrangements

Finance leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment, net on the consolidated balance sheets. Lease obligations are recognized based on the rate implicit in the lease or the Company’s incremental borrowing rate at lease commencement.

As of June 30, 2025, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Finance lease liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finance lease liabilities	$180,669	$191,383
Less current portion of finance lease liabilities	(24,212)	(23,475)
Finance lease liabilities, long-term	$156,457	$167,908

Operating leases

Operating lease right-of-use assets are included within other assets on the consolidated balance sheets. The current portion of operating lease liabilities is included within accrued liabilities on the consolidated balance sheets.

As of June 30, 2025, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at June 30, 2025 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2025	$17,620	$16,617
2026	33,516	33,235
2027	33,514	33,235
2028	33,878	27,584
2029	33,778	27,571
Thereafter	75,606	85,581
Total lease payments	$227,912	$223,823
Less: imputed interest	(55,597)	(43,154)
Carrying value of lease liabilities	172,315	180,669
Less: current portion	(23,217)	(24,212)
Carrying value of long-term lease liabilities	$149,098	$156,457

As of June 30, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 8.6 years and 7.6 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 8.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the three and six months ended June 30, 2025 and 2024 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Amortization of finance lease right-of-use assets	$653	$653	$1,305	$1,305
Interest on finance lease liabilities	2,877	3,204	5,838	6,486
Operating lease expense	4,954	441	5,435	890
Short-term lease expense	93	281	250	534
Total lease costs	$8,577	$4,579	$12,828	$9,215

Other information related to leases for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating cash flows for finance leases	$2,877	$3,204	$5,838	$6,486
Financing cash flows for finance leases	5,405	5,079	10,714	10,080
Operating cash flows for operating leases	4,802	585	5,276	1,105

15.
Revenue

The following table presents the Company’s revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue from leases	$136,481	$138,114	$269,258	$270,265
Revenue from contracts with customers
Regasification and other services	12,352	12,873	27,940	37,716
LNG, gas and power	55,723	32,346	222,448	75,465
Total revenue	$204,556	$183,333	$519,646	$383,446

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Lease revenue

The Company has certain regasification and services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and six months ended June 30, 2025 and 2024 consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating lease income	$119,806	$120,465	$235,732	$243,341
Sales-type lease income	16,675	17,649	33,526	26,924
Total revenue from leases	$136,481	$138,114	$269,258	$270,265

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as Excelerate is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and six months ended June 30, 2025, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $16.7 million and $33.5 million, respectively, as compared to $17.6 million and $26.9 million for the three and six months ended June 30, 2024, respectively.

Operating leases

Revenue from regasification contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of June 30, 2025, the Company is the lessor to regasification agreements with customers on eight of its floating regasification terminals. The following represents the amount of property and equipment that is leased to customers as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment	$2,475,878	$2,472,895
Accumulated depreciation	(1,023,064)	(1,005,269)
Property and equipment, net	$1,452,814	$1,467,626

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of June 30, 2025, the minimum contractual future revenues to be received under the regasification and services contracts during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2025	$43,883	$215,343
2026	88,529	427,391
2027	88,529	353,418
2028	81,766	311,654
2029	84,861	302,072
Thereafter	331,282	762,048
Total undiscounted	$718,850	$2,371,926
Less: imputed interest	(319,666)
Net investment in sales-type leases	399,184
Less: current portion	(45,367)
Non-current net investment in sales-type leases	$353,817

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended June 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$16,675	$11,011	$389	$28,075
Latin America	51,654	—	—	51,654
Middle East (1)	38,749	—	—	38,749
Europe (2)	29,403	259	—	29,662
North America	—	984	55,334	56,318
Other	—	98	—	98
Total revenue	$136,481	$12,352	$55,723	$204,556

	For the six months ended June 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$33,526	$21,455	$95,741	$150,722
Latin America	101,672	—	—	101,672
Middle East (1)	76,585	—	—	76,585
Europe (2)	57,475	259	43,990	101,724
North America	—	6,027	82,717	88,744
Other	—	199	—	199
Total revenue	$269,258	$27,940	$222,448	$519,646

	For the three months ended June 30, 2024
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$17,649	$11,619	$32,346	$61,614
Latin America	52,865	—	—	52,865
Middle East (1)	39,083	—	—	39,083
Europe	28,517	—	—	28,517
North America	—	1,204	—	1,204
Other	—	50	—	50
Total revenue	$138,114	$12,873	$32,346	$183,333

	For the six months ended June 30, 2024
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$26,924	$32,159	$73,801	$132,884
Latin America	108,666	—	—	108,666
Middle East (1)	78,899	—	—	78,899
Europe	55,776	—	—	55,776
North America	—	5,464	—	5,464
Other	—	93	1,664	1,757
Total revenue	$270,265	$37,716	$75,465	$383,446
(1)
Includes Pakistan and the United Arab Emirates.
(2)
Includes locations on the Mediterranean Sea.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for regasification and other services varies and occurs according to the contract. As of June 30, 2025 and December 31, 2024, receivables from contracts with customers were $46.0 million and $88.1 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at June 30, 2025 and December 31, 2024, was $1.9 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease and services or contract assets for the six months ended June 30, 2025 and 2024.

Contract liabilities from advance payments in excess of revenue recognized for services as of June 30, 2025 and December 31, 2024 were $3.4 million and $27.4 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s regasification and services contracts that are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within lease and operations contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain floating regasification terminals, and repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of June 30, 2025 (in thousands):

June 30, 2025
Deferred revenues, beginning of period	$85,907
Cash received but not yet recognized	37,536
Revenue recognized from prior period deferral	(61,344)
Deferred revenues, end of period	$62,099

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which it provides regasification and other services. The price under these agreements is typically stated in the contracts. In 2025, Excelerate finalized the Acquisition of the assets and operations of the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. Beginning in 2026, Excelerate will provide take-or-pay LNG volumes to Bangladesh through the Company’s 15-year LNG sale and purchase agreement with Bangladesh Oil, Gas & Mineral Corporation. In the third quarter of 2024, Excelerate signed a medium-term LNG, gas and power revenue agreement to sell approximately 0.65 million tonnes of LNG per annum. The estimated fixed transaction price allocated to the performance obligations under these arrangements is $12,903.3 million using commodity futures prices as of June 30, 2025. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2025	$337,613
2026	917,430
2027	906,758
2028	973,801
2029	967,710
Thereafter	8,800,009
Total expected revenue	$12,903,321

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

outstanding shares of Class A Common Stock on the preceding December 31st. The LTI Plan is administered by the Compensation Committee of the Company’s board of directors.

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire 10 years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over one, two or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s earnings before income tax, depreciation and amortization (“EBITDA”). In 2024 and 2025, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

For the three and six months ended June 30, 2025 and 2024, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,207	$1,920	$5,342	$3,297

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2025 and provides information for outstanding and exercisable options as of June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2025	293,388	$24.00
Granted	—	—
Exercised	(5,669)	24.00
Forfeited or expired	—	—
Outstanding at June 30, 2025	287,719	$24.00	6.6	$1,531
Exercisable at June 30, 2025	175,085	$24.00	6.4	931

As of June 30, 2025, the Company had $1.4 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 1.8 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the six months ended June 30, 2025 and provides information for unvested shares as of June 30, 2025:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2025	663,946	$16.81
Granted	250,883	30.18
Vested	(237,287)	17.10
Forfeited	(26,038)	18.50
Unvested at June 30, 2025	651,504	$21.78

As of June 30, 2025 the Company had $11.8 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.0 years.

Performance units

In 2023, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes performance unit activity for the six months ended June 30, 2025 and provides information for unvested performance units (reflected at target performance) as of June 30, 2025:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2025	329,507	$20.37
Granted	155,826	38.83
Vested	—	—
Forfeited	(4,170)	22.25
Unvested at June 30, 2025	481,163	$26.31

As of June 30, 2025, the Company had $8.0 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.0 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended June 30, 2025 and 2024 was $5.6 million and $7.4 million, respectively. The provision for income taxes for the six months ended June 30, 2025 and 2024 was $11.6 million and $14.3 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended June 30, 2025 and 2024 was 21.2% and 18.2%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 13.7% and 18.9%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Excelerate is a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level.

The Company has international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, its effective income tax rate is dependent on many factors, including geographical distribution of income, a rate benefit attributable to the portion of the Company’s earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, the Company’s tax rate is

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that the Company’s contract with and revenue from its customer ends.

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

18.
Related party transactions

The Company had one debt instrument with related parties as of June 30, 2025 – the Exquisite Financing. For details on this debt instrument, see Note 11 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Amounts due from related parties	$518	$217
Amounts due to related parties	260	412
Prepaid expenses – related party	2,311	2,250

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Six months ended June 30,
	2025	2024
Customer A	26%	29%
Customer B	14%	19%

Certain customers of the Company may purchase a high volume of LNG and/or natural gas from us. These purchases can significantly increase their percentage of the Company’s total revenues as compared to those customers who are only terminal service customers. This increase in revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, the Company’s cost of LNG, gas and power also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the changes in revenues by customer may be disproportionate to the relative changes in concentration risk within the Company’s operations.

Substantially all of the net book value of the Company’s long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of floating regasification terminals that can be deployed globally and therefore are not subject to significant concentration risk. Approximately 21% of the Company’s fixed assets are located in Jamaica.

20.
Commitments and contingencies

The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company will recognize

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility (TTF) futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational. The following table summarizes the Company’s future LNG purchase and capacity obligations as of June 30, 2025 (in thousands):

Year	Amount (1)
Remainder of 2025	$188,532
2026	667,825
2027	737,614
2028	956,533
2029	949,354
Thereafter	9,297,992
Total commitments	$12,797,850
(1)
Total costs incurred under take-or-pay or throughput obligations for the three and six months ended June 30, 2025 were $25.2 million and $26.8 million, respectively. No costs were incurred for the three and six months ended June 30, 2024.
21.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for taxes	$10,264	$13,070
Cash paid for interest	25,598	29,855
Increase in capital expenditures included in accounts payable	5,304	18,177

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$425,998	$537,522
Restricted cash – current	3,245	2,612
Restricted cash – non-current	14,838	14,361
Cash, cash equivalents, and restricted cash	$444,081	$554,495

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

22.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90
Other comprehensive income	29	510	376	915
Reclassification to income	(13)	(217)	(600)	(830)
Reclassification to NCI	(12)	(212)	162	(62)
At June 30, 2025	$(561)	$586	$88	$113
1
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052
Other comprehensive income (loss)	(38)	1,102	642	1,706
Reclassification to income	(3)	(927)	(637)	(1,567)
Reclassification to NCI	30	(132)	(4)	(106)
At June 30, 2024	$(556)	$1,193	$448	$1,085

23.
Subsequent events

Dividend Declaration

On July 31, 2025, the Company’s board of directors approved a cash dividend, with respect to the quarter ended June 30, 2025, of $0.08 per share of Class A Common Stock. The dividend is payable on September 4, 2025, to Class A Common Stockholders of record as of the close of business on August 20, 2025. EELP will make a corresponding distribution of $0.08 per interest to holders of Class B interests on the same date as the dividend payment.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

Overview

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) owns and operates liquefied natural gas (“LNG”) and natural gas infrastructure assets. Once natural gas is liquefied, it needs an inlet into the countries where it will be consumed – and Excelerate provides that home for LNG. Our assets are the receiving point across the globe for LNG, which we convert back into natural gas through the process of regasification. That natural gas is then used by us, our customers, or other end users further downstream for lower carbon emitting power generation or direct energy consumption. At Excelerate, we believe that access to energy sources such as LNG is critical to assist countries in growing their economies, enhancing their energy security, and advancing their decarbonization efforts.

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of June 30, 2025, we control or operate 11 floating regasification terminals, one onshore regasification terminal and a combined heat and power plant. We have one new floating regasifiation terminal currently being constructed by Hyundai Heavy Industries in South Korea, which we expect to bring online in 2026 to support our expansion plans and to meet the growing need for floating regasification capacity.

Our business spans the globe, with regional presences in 12 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Jamaica, Pakistan, the United Arab Emirates (“UAE”), and the United States. Since we began operations, we have completed more than 3,100 ship-to-ship transfers of LNG with over 50 LNG operators and have safely delivered more than 7,600 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the three months ended June 30, 2025, we generated revenues of $204.6 million, net income of $20.8 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $107.1 million. For the three months ended June 30, 2024, we generated revenues of $183.3 million, net income of $33.3 million and Adjusted EBITDA of $89.0 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Acquisition

In May 2025, we closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica for approximately $1.055 billion in cash, which was subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and liquefied natural gas and fuel inventory (the “Acquisition”). Under the terms of the purchase agreement, we acquired 100% of the operating interests in three facilities, as well as the operations, pipelines and infrastructure associated therewith: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. The Acquisition was funded with the Debt Offering (as defined herein), the Equity Offering (as defined herein), and cash on hand.

The Acquisition directly aligns with our strategies of (1) acquiring interests in LNG regasification terminals and integrated LNG infrastructure projects, which we believe will enhance long-term contract revenue and margins, and (2) diversifying the geographic mix of the LNG markets we serve and our customer base.

We believe that the Acquisition is complementary to our existing assets and business strategy and establishes Excelerate as a provider of “last-mile” LNG infrastructure in Jamaica. Additionally, the Acquisition provides an attractive downstream natural gas market for Excelerate’s 20-year Venture Global LNG supply agreement and secures pull through demand and value-accretive offtake for our LNG supply. The Acquisition aligns with our investment thesis in the following ways:

•

The Facilities Serve Attractive and Growing Markets: The facilities are located in a key Atlantic Basin natural gas market, representing Jamaica’s only two LNG regasification terminals and the first combined heat and power plant in the Caribbean, and supply approximately 30 trillion British thermal units per year of LNG, which directly or indirectly accounts for more than half of Jamaica’s electricity generation. We believe the Acquisition will also position us to capture additional market share as regional demand grows, creating low-cost opportunities to expand.

•

Highly Contracted with Long-Term Agreements: Sales agreements in place as of December 31, 2024 represent approximately $2.9 billion of cumulative take-or-pay direct margin through 2039, and nearly 100% of contracted revenue includes contractual inflation escalators. As of December 31, 2024, the sales contracts within the business have a weighted average remaining contract tenor of approximately 13 years (or approximately 21 years, if extension options are exercised) and the majority of the contracts are with high-quality investment-grade counterparties. With the effect of the Acquisition, we expect over 90% of our cash flows from customers to be derived from take-or-pay contracts, with such contracts having a remaining weighted average contract life of approximately 10 years (or approximately 13 years, if extension options are exercised for the Acquisition contracts).

•

Highly Complementary Infrastructure Assets: The facilities expand our size, scale and operating capabilities without requiring significant additional capital expenditures. These assets will expand our ability to provide customers with tailored solutions across the LNG value chain, from procurement to distribution. We believe that the Acquisition will result in our holding an approximately 25% market share of total global floating regasification capacity.

Recent Trends and Outlook

During the second quarter of 2025, Dutch Title Transfer Facility (“TTF”) prices decreased to $11.76 per million British thermal units (“MMBtu”) from $14.39/MMBtu in the first quarter of 2025. Japan Korea Marker (JKM) reported average second quarter 2025 prices of $13.11/MMBtu, which decreased from first quarter 2025 prices of $14.35/MMBtu.

Global LNG trade volumes reached approximately 101 million tons per annum (“MTPA”) in the second quarter of 2025, a slight decrease from 108 MTPA in the first quarter of 2025. The quarter-over-quarter decline was led by a slowdown in global economic growth, with second quarter of 2025 GDP expansion forecasted to decelerate to 2.9% as compared to the first quarter of 2025 forecast of 3.2%. Japan faced the largest quarter-over-quarter LNG imports decline from 18 MTPA in the first quarter of 2025 to 14.6 MTPA during the second quarter of 2025. This decline in imports was due to the end of winter peak consumption, increased power generation from nuclear and renewables, and softer industrial activity from manufacturing and chemicals.

We believe the evolving LNG market dynamics support our growth strategy. We expect the heightened focus on energy security, coupled with the global shift toward cleaner energy sources, will continue to support demand for LNG. As LNG supply continues to grow, with an estimated 46 MTPA of new capacity coming online worldwide in 2025, we believe there will be an increasing need for more regasification assets to connect this supply with demand centers worldwide. This reinforces our commitment to focusing on the downstream segment of the LNG value chain, where we believe Excelerate is well positioned to be a key player in facilitating the transition to a more secure and diversified energy landscape.

Components of Our Results of Operations

Terminal services revenues

Terminal services revenues are earned via our offshore infrastructure assets that are leased to customers and from the related technical services we provide to operate those assets. These assets provide offshore regasification of LNG to natural gas and are put in place to provide the inlet for LNG into countries around the world under long-term, take-or-pay lease and operations agreements. We generally charge fixed fees for the use of and services provided with our regasification capacity plus additional amounts for certain variable costs.

LNG, gas and power revenues

LNG, gas and power revenues are earned through vertically integrated LNG sourcing, transportation, regasification, and power generation. We employ our midstream LNG assets with additional owned assets further downstream in the LNG value chain to deliver products to our customers, ultimately in the form of natural gas, LNG, power, or steam. These products are primarily sold through long-term take-or-pay agreements and, when sourced by us, are primarily done on a back-to-back price basis.

Cost of LNG, gas and power

Cost of LNG, gas and power is comprised of expenses incurred in sourcing LNG, transporting LNG and natural gas, regasifying LNG, and generating power and steam. These expenses include purchasing, personnel, and other supporting costs incurred in operating and servicing our infrastructure assets utilized in delivering these products to our customers. We primarily source LNG through long-term offtake agreements from natural gas liquefaction facilities around the world. These offtake agreements allow us to link price terms directly with take-or-pay agreements with our customers, creating continuous take-or-pay margin on a back-to-back price basis.

Operating expenses

Operating expenses includes personnel, repair and maintenance, and other supporting costs incurred in operating and servicing our offshore infrastructure assets that are leased to customers.

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

Transition and transaction expenses

We incurred transition and transaction expenses related to consulting, legal and due diligence costs incurred as part of and in preparation for the Acquisition.

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

Impact of the Acquisition

We closed on the Acquisition in May 2025; therefore our results of operations for the three and six months ended June 30, 2025, only contain a partial period of Jamaican operating results. Results of operations for the three and six months ended June 30, 2024, do not contain the results of Jamaican operations.

How We Evaluate Our Operations

We operate in a single reportable segment. However, we use a variety of qualitative, operational and financial metrics to assess our performance and valuation. Among other measures, management considers each of the following in assessing our business:

Adjusted Gross Margin;

Adjusted EBITDA; and

Capital Expenditures.

Adjusted Gross Margin

We use Adjusted Gross Margin, a non-GAAP financial measure, which we define as revenues less cost of LNG, gas and power and operating expenses, excluding depreciation and amortization, to measure our operational financial performance. Management believes Adjusted Gross Margin is useful because it provides insight on profitability and true operating performance excluding the implications of the historical cost basis of our assets. Our computation of Adjusted Gross Margin may not be comparable to other similarly titled measures of other companies, and you are cautioned not to place undue reliance on this information.

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

Capital Expenditures

We incur capital expenditures as part of our regular business operations. Capital expenditures are costs incurred to expand our business operations, increase the efficiency of business operations, extend the life of an existing asset, improve an asset’s capabilities, increase the future service of an asset, maintain the service capability of existing assets, and provide the upkeep required for regulatory compliance. Costs related to prospective projects are capitalized once it is determined to be probable that the related assets will be constructed.

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Terminal services	$148,833	$150,987	$297,198	$307,981
LNG, gas and power	55,723	32,346	222,448	75,465
Cost of LNG, gas and power	(40,427)	(31,173)	(201,186)	(71,052)
Operating expenses	(46,023)	(46,579)	(87,961)	(117,192)
Depreciation and amortization expense	(25,518)	(30,400)	(47,161)	(53,310)
Gross Margin	$92,588	$75,181	$183,338	$141,892
Depreciation and amortization expense	25,518	30,400	47,161	53,310
Adjusted Gross Margin	$118,106	$105,581	$230,499	$195,202

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$20,765	$33,277	$72,888	$61,417
Interest expense	23,932	15,476	38,248	31,082
Provision for income taxes	5,574	7,427	11,601	14,328
Depreciation and amortization expense	25,518	30,400	47,161	53,310
Accretion expense	483	463	960	918
Long-term incentive compensation expense	3,206	1,920	5,358	3,297
Transition and transaction expenses	27,659	—	31,341	—
Adjusted EBITDA	$107,137	$88,963	$207,557	$164,352

Consolidated Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

	For the three months ended June 30,			For the six months ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)			(In thousands)
Revenues
Terminal services	$148,833	$150,987	$(2,154)	$297,198	$307,981	$(10,783)
LNG, gas and power	55,723	32,346	23,377	222,448	75,465	146,983
Total revenues	204,556	183,333	21,223	519,646	383,446	136,200
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	40,427	31,173	9,254	201,186	71,052	130,134
Operating expenses	46,023	46,579	(556)	87,961	117,192	(29,231)
Depreciation and amortization	25,518	30,400	(4,882)	47,161	53,310	(6,149)
Selling, general and administrative	21,543	25,300	(3,757)	42,895	46,852	(3,957)
Transition and transaction expenses	27,659	—	27,659	31,341	—	31,341
Total operating expenses	161,170	133,452	27,718	410,544	288,406	122,138
Operating income	43,386	49,881	(6,495)	109,102	95,040	14,062
Other income (expense)
Interest expense	(20,683)	(12,057)	(8,626)	(31,741)	(24,203)	(7,538)
Interest expense – related party	(3,249)	(3,419)	170	(6,507)	(6,879)	372
Earnings from equity method investments	600	592	8	1,196	1,123	73
Other income, net	6,285	5,707	578	12,439	10,664	1,775
Income before income taxes	26,339	40,704	(14,365)	84,489	75,745	8,744
Provision for income taxes	(5,574)	(7,427)	1,853	(11,601)	(14,328)	2,727
Net income	20,765	33,277	(12,512)	72,888	61,417	11,471
Less net income attributable to non-controlling interests	16,036	26,605	(10,569)	56,772	48,421	8,351
Net income attributable to shareholders	$4,729	$6,672	$(1,943)	$16,116	$12,996	$3,120
Additional financial data:
Gross Margin	$92,588	$75,181	$17,407	$183,338	$141,892	$41,446
Adjusted Gross Margin	118,106	105,581	12,525	230,499	195,202	35,297
Adjusted EBITDA	107,137	88,963	18,174	207,557	164,352	43,205

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Net income

Net income was $20.8 million for the three months ended June 30, 2025, a decrease of $12.5 million, as compared to $33.3 million for the three months ended June 30, 2024. Net income was lower primarily due to transition and transaction costs incurred as a result of the Acquisition ($27.7 million) and an increase in interest expense due to our new 2030 Notes, net of the paydown of the Term Loan ($9.7 million), partially offset by the addition of Jamaica operating income ($10.4 million), extended commissioning time for our power barge assets in Albania in 2024 ($8.6 million) and a decrease in business development expenses ($3.7 million).

Net income was $72.9 million for the six months ended June 30, 2025, an increase of $11.5 million, as compared to $61.4 million for the six months ended June 30, 2024. Net income was higher primarily due to the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.1 million), the addition of Jamaica operating income ($10.4 million), extended commissioning time for our power barge assets in Albania in 2024 ($9.7 million), a decrease in personnel costs in Argentina ($5.7 million), an increase in LNG, gas and power sales opportunities ($3.3 million), a decrease in the provision for income taxes ($2.7 million), as discussed below, and a decrease in foreign exchange losses ($2.0 million), partially offset by transition and transaction costs incurred as a result of the Acquisition ($31.3 million) and an increase in interest expense due to our new 2030 Notes, net of the paydown of the Term Loan ($9.7 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $92.6 million for the three months ended June 30, 2025, an increase of $17.4 million, as compared to $75.2 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, Adjusted Gross Margin was $118.1 million, an increase of $12.5 million, as compared to $105.6 million for the three months ended June 30, 2024. Gross Margin and Adjusted Gross Margin were higher primarily due to the Acquisition ($15.2 million). Gross Margin was also higher due to extended commissioning time for our power barge assets in Albania in 2024 ($8.6 million), partially offset by the addition of depreciation and amortization in Jamaica ($4.6 million).

Gross Margin was $183.3 million for the six months ended June 30, 2025, an increase of $41.4 million, as compared to $141.9 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted Gross Margin was $230.5 million, an increase of $35.3 million, as compared to $195.2 million for the six months ended June 30, 2024. Gross Margin and Adjusted Gross Margin were higher primarily due to the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.1 million), the Acquisition ($15.2 million), a decrease in personnel costs in Argentina ($5.7 million) and an increase in LNG, gas and power sales opportunities ($3.3 million). Gross Margin was also higher due to extended commissioning time for our power barge assets in Albania in 2024 ($9.7 million), partially offset by the addition of depreciation and amortization in Jamaica ($4.6 million).

Adjusted EBITDA

Adjusted EBITDA was $107.1 million for the three months ended June 30, 2025, an increase of $18.1 million, as compared to $89.0 million for the three months ended June 30, 2024. Adjusted EBITDA was higher primarily due to the Acquisition ($15.0 million) and a decrease in business development expenses ($3.7 million).

Adjusted EBITDA was $207.6 million for the six months ended June 30, 2025, an increase of $43.2 million, as compared to $164.4 million for the six months ended June 30, 2024. Adjusted EBITDA was higher primarily due to the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.1 million), the Acquisition ($15.0 million), a decrease in personnel costs in Argentina ($5.7 million), an increase in LNG, gas and power sales opportunities ($3.3 million), and a decrease in foreign exchange losses ($2.0 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

Terminal services

Terminal services revenues were $148.8 million for the three months ended June 30, 2025, a decrease of $2.2 million as compared to $151.0 million for the three months ended June 30, 2024. Terminal services revenues were lower primarily due to lower reimbursable costs.

Terminal services revenues were $297.2 million for the six months ended June 30, 2025, a decrease of $10.8 million as compared to $308.0 million for the six months ended June 30, 2024. Terminal services revenues were lower primarily due lower reimbursable costs and to the recognition of deferred revenue for the drydocking of Summit LNG in the first quarter of 2024, which occurs when we drydock either of our two floating regasification terminals accounted for as a sales-type lease.

LNG, gas and power revenues

LNG, gas and power revenues were $55.7 million for the three months ended June 30, 2025, an increase of $23.4 million, as compared to $32.3 million for the three months ended June 30, 2024. The increase was primarily due to the Acquisition, partially offset by LNG, gas and power revenues in Asia Pacific the second quarter of 2024.

LNG, gas and power revenues were $222.4 million for the six months ended June 30, 2025, an increase of $146.9 million, as compared to $75.5 million for the six months ended June 30, 2024. The increase was primarily due to increased LNG, gas and power revenues in Asia Pacific and the Atlantic Basin in the first quarter of 2025 and the Acquisition.

Cost of LNG, gas and power

Cost of LNG, gas and power was $40.4 million for the three months ended June 30, 2025, an increase of $9.2 million, as compared to $31.2 million for the three months ended June 30, 2025 and 2024. The increase was primarily due to the Acquisition, partially offset by increased LNG, gas and power revenues in Asia Pacific in the second quarter of 2024.

Cost of LNG, gas and power was $201.2 million for the six months ended June 30, 2025, an increase of $130.1 million, as compared to $71.1 million for the six months ended June 30, 2024. The increase was primarily due to increased LNG, gas and power revenues in Asia Pacific and the Atlantic Basin in the first quarter of 2025 and the Acquisition.

Operating expenses

Operating expenses were $46.0 million for the three months ended June 30, 2025, a decrease of $0.6 million, as compared to $46.6 million for the three months ended June 30, 2024. Operating expenses were essentially flat.

Operating expenses were $88.0 million for the six months ended June 30, 2025, a decrease of $29.2 million, as compared to $117.2 million for the six months ended June 30, 2024. The decrease in operating expenses was primarily due to drydock costs on Summit LNG in the first quarter of 2024 and decreased personnel costs in Argentina.

Depreciation and amortization expenses

Depreciation and amortization expenses were $25.5 million for the three months ended June 30, 2025, a decrease of $4.9 million, as compared to $30.4 million for the three months ended June 30, 2024. Depreciation and amortization decreased primarily due to the extended commissioning time on our power barge assets in Albania during 2024, partially offset by the Acquisition.

Depreciation and amortization expenses were $47.2 million for the six months ended June 30, 2025, a decrease of $6.1 million, as compared to $53.3 million for the six months ended June 30, 2024. Depreciation and amortization decreased primarily due to the extended commissioning time on our power barge assets in Albania during 2024, partially offset by the Acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.5 million for the three months ended June 30, 2025, a decrease of $3.8 million, as compared to $25.3 million for the three months ended June 30, 2025 and 2024. Selling, general and administrative expenses decreased primarily due to lower business development expenses.

Selling, general and administrative expenses were $42.9 million for the six months ended June 30, 2025, a decrease of $4.0 million, as compared to $46.9 million for the six months ended June 30, 2024. Selling, general and administrative expenses decreased primarily due to lower business development expenses.

Transition and transaction expenses

Transition and transaction expenses were $27.7 million for the three months ended June 30, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition.

Transition and transaction expenses were $31.3 million for the six months ended June 30, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition.

Interest expense

Interest expense was $20.7 million for the three months ended June 30, 2025, an increase of $8.6 million, as compared to $12.1 million for the three months ended June 30, 2024. The increase was primarily due to our new 2030 Notes (as defined herein), lower balances remaining on our finance leases and long-term debt and decreases in interest rates.

Interest expense was $31.7 million for the six months ended June 30, 2025, an increase of $7.5 million, as compared to $24.2 million for the six months ended June 30, 2024. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the pay down of the Term Loan Facility (as defined herein) during the second quarter of 2025, lower balances remaining on our finance leases and long-term debt and decreases in interest rates.

Other income, net

Other income, net was $6.3 million for the three months ended June 30, 2025, an increase of $0.6 million, as compared to $5.7 million for the three months ended June 30, 2024. Other income, net, was essentially flat.

Other income, net was $12.4 million for the six months ended June 30, 2025, an increase of $1.7 million, as compared to $10.7 million for the six months ended June 30, 2024. Other income, net increased primarily due to a decrease in foreign exchange losses.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2025 and 2024 was $5.6 million and $7.4 million, respectively. The provision for income taxes for the six months ended June 30, 2025 and 2024 was $11.6 million and $14.3 million, respectively. The decrease was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended June 30, 2025 and 2024, was 21.2% and 18.2%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024, was 13.7% and 18.9%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Excelerate is a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level.

We have international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, its effective income tax rate is dependent on many factors, including the geographical distribution of income, a rate benefit attributable to the portion of our earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, our tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract with and revenue from our customer ends.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $16.0 million for the three months ended June 30, 2025, a decrease of $10.6 million, as compared to $26.6 million for the three months ended June 30, 2024. The decrease in net income attributable to non-controlling interest was primarily due to lower net income attributable to owners of our Class B Common Stock and a decrease in the Class B ownership as a result of the Equity Offering (as defined herein).

Net income attributable to non-controlling interest was $56.8 million for the six months ended June 30, 2025, an increase of $8.4 million, as compared to $48.4 million for the six months ended June 30, 2024. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock, partially offset by a decrease in the Class B ownership as a result of the Equity Offering (as defined herein).

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2024 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of June 30, 2025, we had $426.0 million in unrestricted cash and cash equivalents.

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

Equity Offering

On March 31, 2025, the Company and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of our Class A common stock, par value $0.001 per share (the “Class A Common Stock”). The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed on April 2, 2025. The underwriters’ option was fully exercised and subsequently closed on May 1, 2025. The net proceeds from the Equity Offering to us from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.8 million.

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

Cash Flow Statement Highlights

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six months ended June 30,
	2025	2024	Change
Net cash provided by (used in):		(In thousands)
Operating activities	$241,949	$155,040	$86,909
Investing activities	(1,125,499)	(38,268)	(1,087,231)
Financing activities	773,048	(63,082)	836,130
Effect of exchange rate on cash, cash equivalents, and restricted cash	88	(6)	94
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(110,414)	$53,684	$(164,098)

Operating Activities

Cash flows provided by operating activities increased by $86.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to differences in the timing of collections and payments related to gas purchases and sales, collections received after our power barge assets went into service, 2024 drydock expenditures and an increase in our deferred tax liability, partially offset by costs related to the Acquisition.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $1,087.2 million for the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to the Acquisition and the 2025 milestone payments under the Newbuild Agreement (as defined herein), partially offset by 2024 upgrades on Excelsior.

Financing Activities

Financing cash flows increased by $836.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to $800.0 million in borrowings as a result of the Debt Offering (as defined herein), $201.9 million in proceeds from the Equity Offering and $20.3 million paid in 2024 to repurchase Class A Common Stock, partially offset by a $155.5 increase in repayments on long-term debt and finance leases and payments of $19.4 million for debt issuance costs in 2025.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,			For the six months ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)			(In thousands)
Capital expenditures
Growth	$21,161	$15,208	$5,953	$56,646	$18,602	$38,044
Maintenance	13,991	18,799	(4,808)	26,066	37,843	(11,777)
Gross capital expenditures	35,152	34,007	1,145	82,712	56,445	26,267
Change in capital project payables and accruals, net	(1,867)	(8,508)	6,641	(5,304)	(18,177)	12,873
Cash outlays for capital projects	$33,285	$25,499	$7,786	$77,408	$38,268	$39,140

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

Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $382.5 million of the EE Revolver may be used for letters of credit. As of June 30, 2025, we had issued no letters of credit under the EE Revolver. In addition to the EE Revolver, we have access of up to $175 million for letters of credit under a bilateral facility.

As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of June 30, 2025.

On March 26, 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

On April 21, 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 17, 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500.0 million. As per the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the 2030 Notes (as defined herein). The Company also unwound the remaining interest rate swaps associated with the Term Loan Facility.

As of June 30, 2025, we were in compliance with the covenants under our debt facilities.

2030 Notes

On May 5, 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the Guarantors a party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature on May 15, 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2025. Excelerate intends to use the net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand to (i) fund the consideration payable by the Company in the Acquisition, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

For information about our other debt obligations, see Notes 10 and 11 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We are the lessee to one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases.1 As of December 31, 2024, we had future minimum lease payments totaling $5.6 million. As of June 30, 2025, we had future minimum lease payments totaling $227.9 million and are committed to $17.6 million in year one, $67.0 million for years two and three, $67.7 million for years four and five and $75.6 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2024, we had future minimum lease payments totaling $240.4 million. As of June 30, 2025, we had future minimum lease payments totaling $223.8 million and are committed to $16.6 million in payments in year one, $66.5 million for years two and three, $55.2 million for years four and five and $85.6 million thereafter.

Newbuild Agreement

In October 2022, we signed a construction agreement (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new floating regasification terminal to be delivered in 2026. We made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, the first quarter of 2025 and the second quarter of 2025, respectively, leaving approximately $210 million in remaining spend. The final installment is due concurrently with the delivery of the floating regasification terminal, which is expected in 2026.

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

In May 2025, as part of the Acquisition, we assumed an LNG SPA. Under the agreement, we will purchase approximately 0.32 million tonnes of LNG for the remainder of 2025 and approximately 0.55 MTPA throughout the remainder of the agreement, which ends in January 2030. Our purchase commitment is based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread and adjusted for inflation. These LNG volumes are expected to be used to supply customers in Jamaica.

The following table presents our future contractual obligations as of June 30, 2025 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$487,492	$12,310,358
Long-term debt obligations	33,128	1,096,452
Lease obligations	67,666	384,069
Other purchase obligations	284,285	725
Total commitments	$872,571	$13,791,604

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

As of June 30, 2025 and December 31, 2024, the fair value of our interest rate swaps was $1.2 million and $2.3 million, respectively. Based on our hedged notional amount as of June 30, 2025, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $1.1 million.

Commodity Price Risk

In the course of our operations, we are exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of June 30, 2025 and 2024, we had no financial commodity derivative instruments.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. As of June 30, 2025, the fair value of financial derivatives used to hedge some of our currency exposure was immaterial. For the six months ended June 30, 2025 and 2024, we recorded $(0.5) million and $(2.6) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 20 – Commitments and contingencies in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the 2024 Annual Report and the Company’s Form 10-Q for the quarterly period ended March, 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1‡

Fifth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of April 21, 2025 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.2

Indenture, dated as of May 5, 2025, by and among Excelerate Energy Limited Partnership, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2025).

10.3	Form of 8.000% Senior Notes due 2030 (included as Exhibit A in Exhibit 10.2) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2025).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: August 11, 2025	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)