Form 10-Q
period 2025-09-30
Excelerate Energy, Inc.
filed 2025-11-06
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 32,009,581 shares of Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
our ability to realize the anticipated benefits of the Acquisition, including the expected accretion to earnings per share and the expected increase to our operating cash flow, and our ability to manage integration risks of the Acquisition;
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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$462,618	$537,522
Current portion of restricted cash	4,215	2,612
Accounts receivable, net	119,379	119,960
Current portion of net investments in sales-type leases	43,588	43,471
Other current assets	64,878	50,714
Total current assets	694,678	754,279
Restricted cash	14,955	14,361
Property and equipment, net	2,129,640	1,622,896
Intangible assets, net	363,052	—
Goodwill	244,993	—
Operating lease right-of-use assets	172,834	4,563
Net investments in sales-type leases	344,532	376,814
Investments in equity method investee	20,222	19,295
Deferred tax assets, net	27,382	27,559
Other assets	84,691	63,448
Total assets	$4,096,979	$2,883,215
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$51,131	$7,135
Accrued liabilities and other liabilities	125,909	70,022
Current portion of deferred revenues	33,182	58,185
Current portion of long-term debt	23,230	46,793
Current portion of long-term debt – related party	9,473	8,943
Current portion of operating lease liabilities	23,528	1,551
Current portion of finance lease liabilities	24,590	23,475
Total current liabilities	291,043	216,104
Long-term debt, net	918,819	286,760
Long-term debt, net – related party	154,160	161,952
Operating lease liabilities	144,499	3,447
Finance lease liabilities	150,578	167,908
TRA liability	58,955	58,736
Asset retirement obligations	61,977	43,690
Long-term deferred revenues	27,339	27,722
Other long-term liabilities	94,165	28,395
Total liabilities	$1,901,535	$994,714
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 34,679,873 shares issued as of September 30, 2025 and 26,432,131 shares issued as of December 31, 2024)	35	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	82	82
Additional paid-in capital	634,189	467,429
Retained earnings	96,183	72,322
Accumulated other comprehensive income (loss)	(23)	502
Treasury stock (2,678,160 shares as of September 30, 2025 and 2,564,058 shares as of December 31, 2024)	(54,780)	(52,375)
Non-controlling interests	1,519,758	1,400,515
Total equity	2,195,444	1,888,501
Total liabilities and equity	$4,096,979	$2,883,215

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Revenues
Terminal services	$145,881	$150,139	$443,079	$458,120
LNG, gas and power	245,163	43,280	467,611	118,745
Total revenues	391,044	193,419	910,690	576,865
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	201,885	41,399	403,071	112,451
Operating expenses	44,524	45,431	132,485	162,623
Depreciation and amortization	31,758	23,031	78,919	76,341
Selling, general and administrative expenses	23,439	23,819	66,334	70,671
Transition and transaction expenses	2,217	—	33,558	—
Total operating expenses	303,823	133,680	714,367	422,086
Operating income	87,221	59,739	196,323	154,779
Other income (expense)
Interest expense	(24,899)	(11,711)	(56,640)	(35,914)
Interest expense – related party	(3,236)	(3,411)	(9,743)	(10,290)
Earnings from equity method investment	497	562	1,693	1,685
Other income, net	3,398	6,525	15,837	17,189
Income before income taxes	62,981	51,704	147,470	127,449
Provision for income taxes	(7,937)	(6,158)	(19,538)	(20,486)
Net income	55,044	45,546	127,932	106,963
Less net income attributable to non-controlling interests	41,092	36,591	97,864	85,012
Net income attributable to shareholders	$13,952	$8,955	$30,068	$21,951

Net income per common share – basic	$0.44	$0.36	$1.03	$0.86
Net income per common share – diluted	$0.43	$0.35	$1.01	$0.85
Weighted average shares outstanding – basic	32,001,766	25,009,326	29,160,140	25,447,088
Weighted average shares outstanding – diluted	32,692,679	25,468,541	29,882,647	25,710,434

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$55,044	$45,546	$127,932	$106,963
Other comprehensive loss
Cumulative translation adjustment	(1)	(48)	87	(54)
Change in unrealized losses on cash flow hedges	(409)	(5,227)	(1,551)	(2,064)
Share of other comprehensive loss of equity method investee	(76)	(919)	(766)	(1,676)
Other comprehensive income attributable to non-controlling interest	350	4,728	1,705	2,908
Comprehensive income	54,908	44,080	127,407	106,077
Less comprehensive income attributable to non-controlling interest	41,092	36,591	97,864	85,012
Comprehensive income attributable to shareholders	$13,816	$7,489	$29,543	$21,065

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2025	26,432,131	$26	82,021,389	$82	$467,429	$72,322	$502	2,564,058	$(52,375)	$1,400,515	$1,888,501
Net income	—	—	—	—	—	11,387	—	—	—	40,736	52,123
Other comprehensive loss	—	—	—	—	—	—	(412)	—	—	(1,417)	(1,829)
Long-term incentive compensation	—	—	—	—	475	—	—	—	—	1,676	2,151
Class A dividends – $0.06 per share	—	—	—	—	—	(1,535)	—	—	—	—	(1,535)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(840)	(840)
Long-term incentive compensation units vested, net	234,419	1	—	—	3,465	—	—	107,633	(2,253)	(3,448)	(2,235)
Other	1,955	—	—	—	88	—		—	—	202	290
Balance at March 31, 2025	26,668,505	$27	82,021,389	$82	$471,457	$82,174	$90	2,671,691	$(54,628)	$1,432,503	$1,931,705
Net income	—	—	—	—	—	4,729	—	—	—	16,036	20,765
Issuance of common stock	8,000,000	8	—	—	159,041	—	—	—	—	42,784	201,833
Other comprehensive income	—	—	—	—	—	—	23	—	—	62	85
Long-term incentive compensation	—	—	—	—	900	—	—	—	—	2,307	3,207
Class A dividends – $0.06 per share	—	—	—	—	—	(2,005)	—	—	—	—	(2,005)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(3,302)	(3,302)
Long-term incentive compensation units vested, net	2,868	—	—	—	48	—	—	2,248	(57)	(48)	(57)
Impact due to change in ownership percentage	—	—	—	—	2,239	—	—	—	—	—	2,239
Other	3,714	—	—	—	15	—	—	91	(3)	(158)	(146)
Balance at June 30, 2025	34,675,087	$35	82,021,389	$82	$633,700	$84,898	$113	2,674,030	$(54,688)	$1,485,263	$2,149,403
Net income	—	—	—	—	—	13,952	—	—	—	41,092	55,044
Other comprehensive loss	—	—	—	—	—	—	(136)	—	—	(350)	(486)
Long-term incentive compensation	—	—	—	—	936	—	—	—	—	2,326	3,262
Class A dividends – $0.08 per share	—	—	—	—	—	(2,667)	—	—	—	—	(2,667)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,562)	(6,562)
Distributions	—	—	—	—	—	—	—	—	—	(1,944)	(1,944)
Long-term incentive compensation units vested, net	4,786	—	—	—	67	—	—	2,266	(47)	(66)	(46)
Impact due to change in ownership percentage	—	—	—	—	(522)	—	—	—	—	—	(522)
Other	—	—	—	—	8	—	—	1,864	(45)	(1)	(38)
Balance at September 30, 2025	34,679,873	$35	82,021,389	$82	$634,189	$96,183	$(23)	2,678,160	$(54,780)	$1,519,758	$2,195,444

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2024	26,284,027	$26	82,021,389	$82	$465,551	$39,754	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	—	6,324	—	—	—	21,816	28,140
Other comprehensive income	—	—	—	—	—	—	547	—	—	1,714	2,261
Long-term incentive compensation	—	—	—	—	330	—	—	—	—	1,047	1,377
Class A dividends – $0.025 per share	—	—	—	—	—	(673)	—	—	—	—	(673)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	209	209
Long-term incentive compensation units vested, net	82,165	—	—	—	(214)	—	—	39,702	(858)	—	(1,072)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	588,030	(9,347)	—	(9,347)
Balance at March 31, 2024	26,366,192	$26	82,021,389	$82	$465,667	$45,405	$1,052	648,356	$(10,677)	$1,326,643	$1,828,198
Net income	—	—	—	—	—	6,672	—	—	—	26,605	33,277
Other comprehensive income	—	—	—	—	—	—	33	—	—	106	139
Long-term incentive compensation	—	—	—	—	449	—	—	—	—	1,471	1,920
Class A dividends – $0.025 per share	—	—	—	—	—	(645)	—	—	—	—	(645)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	268	268
Distributions	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)
Long-term incentive compensation units vested, net	29,479	—	—	—	1,628	—	—	22,237	(360)	(1,363)	(95)
Repurchase of Class A Common Stock	—	—	—	—	799	—	—	673,780	(11,179)	636	(9,744)
Balance at June 30, 2024	26,395,671	$26	82,021,389	$82	$468,543	$51,432	$1,085	1,344,373	$(22,216)	$1,349,876	$1,848,828
Net income	—	—	—	—	—	8,955	—	—	—	36,591	45,546
Other comprehensive loss	—	—	—	—	—	—	(1,466)	—	—	(4,728)	(6,194)
Long-term incentive compensation	—	—	—	—	454	—	—	—	—	1,512	1,966
Class A dividends – $0.025 per share	—	—	—	—	—	(672)	—	—	—	—	(672)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Minority owner contribution – Albania Power Project	—	—	—	—	—	—	—	—	—	535	535
Long-term incentive compensation units vested, net	2,031	—	—	—	32	—	—	2,031	(41)	(32)	(41)
Repurchase of Class A Common Stock	—	—	—	—	3,473	—	—	363,974	(7,502)	(1,224)	(5,253)
Balance at September 30, 2024	26,397,702	$26	82,021,389	$82	$472,502	$59,715	$(381)	1,710,378	$(29,759)	$1,380,480	$1,882,665

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities	(In thousands)
Net income	$127,932	$106,963
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	78,919	76,341
Amortization of operating lease right-of-use assets	9,314	1,300
ARO accretion expense	1,929	1,384
Amortization of debt issuance costs	5,886	2,258
Deferred income taxes	2,468	5,190
Share of net earnings in equity method investee	(1,693)	(1,685)
Distributions from equity method investee	1,530	1,800
Long-term incentive compensation expense	8,620	5,263
(Gain) loss on non-cash items	—	(44)
Changes in operating assets and liabilities:
Accounts receivable	45,606	15,779
Other current assets and other assets	5,869	(15,854)
Accounts payable and accrued liabilities	74,990	(29,684)
Current portion of deferred revenue	(29,705)	2,253
Net investments in sales-type leases	32,165	15,263
Operating lease assets and liabilities	(9,102)	(1,311)
Other long-term liabilities	2,093	9,602
Net cash provided by operating activities	$356,821	$194,818

Cash flows from investing activities
Net cash paid for Acquisition	(1,048,091)	—
Purchases of property and equipment	(129,372)	(49,706)
Net cash used in investing activities	$(1,177,463)	$(49,706)

Cash flows from financing activities
Proceeds from issuance of Class A Common stock, net	201,832	—
Repurchase of Class A Common Stock	—	(27,214)
Proceeds from issuance of long-term debt	800,000	—
Repayments of long-term debt	(180,326)	(31,893)
Repayments of long-term debt – related party	(7,262)	(6,773)
Payment of debt issuance costs	(20,325)	—
Principal payments under finance lease liabilities	(16,215)	(15,252)
Taxes withheld for long-term incentive compensation	(1,027)	(253)
Dividends paid	(5,946)	(2,067)
Distributions	(22,490)	(8,591)
Other financing activities	(393)	1,012
Net cash provided by (used in) financing activities	$747,848	$(91,031)

Effect of exchange rate on cash, cash equivalents, and restricted cash	87	(54)

Net increase (decrease) in cash, cash equivalents and restricted cash	(72,707)	54,027

Cash, cash equivalents and restricted cash
Beginning of period	$554,495	$572,458
End of period	$481,788	$626,485

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

As of September 30, 2025 and December 31, 2024, George B. Kaiser (together with his affiliates other than the Company, “Kaiser”) owned directly or indirectly approximately 71.9% and 77.5%, respectively, of the ownership interests in EELP. The remaining 28.1% and 22.5% of the ownership interests were held by the Company as of September 30, 2025 and December 31, 2024, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company’s significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2024 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the nine months ended September 30, 2025.

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

Business Combinations

The Company accounts for business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The fair values of identifiable assets acquired and liabilities assumed are determined based on various valuation techniques, including the cost approach, discounted cash flow analysis, and independent appraisals. Goodwill is calculated as the difference between the estimate of the fair value of the consideration transferred and the estimates of the fair value assigned to the assets acquired and liabilities assumed. The Company intends to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the combination. Transaction and integration costs associated with business combinations are expensed as incurred.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets

The Company’s intangible assets represent customer relationships associated with the Acquisition (as defined herein). The fair value of these acquired intangible assets was determined at the date of Acquisition based on the present value of estimated future cash flows. These assets are amortized on a straight-line basis over approximately 20 years, the period in which the Company expects to benefit from services provided to customers. As of September 30, 2025, the gross carrying value of the intangible assets was $369.0 million, and the Company has recorded $5.9 million in accumulated amortization on these assets. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

Goodwill

Goodwill is calculated as the difference between the preliminary estimate of the fair value of consideration transferred in the Acquisition and the preliminary estimates of the fair value assigned to the assets acquired and liabilities assumed. Goodwill is considered to have an indefinite life and will be tested for impairment at least annually in the fourth quarter, or whenever impairment indicators are present. Prior to conducting the goodwill impairment test, the carrying values of the Company’s long-lived assets, including property and equipment, net and intangible assets, net, are reviewed. If it is determined that the carrying values are not recoverable, the carrying values of the long-lived assets are reduced pursuant to the Company’s policy.

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

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the inclusion of specific categories and greater disaggregation of information in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. The guidance in this update is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The updates are to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its Consolidated Financial Statements and related disclosures.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Acquisition was accounted for as an acquisition of a business in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed related to the Acquisition were recorded at their fair values as of the closing date of May 14, 2025, which are shown below. These amounts will be finalized no later than one year from the acquisition date (in thousands):

Fair value of assets acquired	May 14, 2025
Cash and cash equivalents	$6,434
Current portion of restricted cash	650
Accounts receivable, net	45,897
Inventories	19,609
Other current assets	10,786
Property and equipment, net	447,605
Intangible assets, net	369,000
Goodwill	244,993
Right-of-use assets	176,114
Other assets	11,678
Total assets acquired	$1,332,766
Fair value of liabilities assumed
Accounts payable	$7,228
Accrued liabilities and other liabilities	16,658
Current portion of deferred revenues	4,702
Current portion of operating lease liabilities	20,657
Operating lease liabilities	150,004
Asset retirement obligations	16,359
Other long-term liabilities	61,983
Total liabilities assumed	$277,591
Net assets acquired	$1,055,175

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values. The fair value of the assets and liabilities acquired was estimated by applying an indirect cost approach and an income approach. The fair value measurements of assets acquired and liabilities assumed are based on significant inputs, such as projections of replacement value, estimated future cash flows, the probability of contract renewals and an estimated discount rate, which are not observable in the market and therefore represent Level 3 inputs, as defined in Note 4 – Fair value of financial instruments. These inputs require judgments and estimates at the time of valuation. Any excess of the purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $245.0 million. The goodwill is attributable to expected operational and capital synergies and is expected to be deductible for tax purposes.

Revenue and net income (loss) attributable to the assets acquired for the period from May 14, 2025 through September 30, 2025, were $164.8 million and $37.3 million, respectively. For the nine months ended September 30, 2025, transition and transaction expenses were $33.6 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 as if the Acquisition and related debt and equity issuances along with the use of proceeds therefrom had occurred on January 1, 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$391,044	$285,801	$1,058,973	$851,848
Net income (loss)	57,261	46,006	161,943	74,707

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025		December 31, 2024
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$19,567	$19,567	$13,605	$13,605
Financial liabilities
Derivative financial instruments	Level 2	(18,781)	(18,781)	(11,268)	(11,268)
2030 Notes	Level 2	(800,000)	(851,792)	—	—

As of September 30, 2025 and December 31, 2024, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of September 30, 2025 or December 31, 2024. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the Euro/United States (“U.S.”) dollar forward curves for the same period as the related payment settlements. We have consistently applied these valuation techniques in all periods presented.

As of September 30, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The values of the 2030 Notes are based on quoted market prices. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments. The 2030 Notes were not outstanding as of December 31, 2024.

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

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and nine months ended September 30, 2025 and 2024.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Accounts receivable, net

As of September 30, 2025 and December 31, 2024, accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade receivables	$114,699	$114,381
Accrued revenue	5,344	5,566
Amounts receivable – related party	64	217
Allowance for doubtful accounts	(728)	(204)
Accounts receivable, net	$119,379	$119,960

6.
Derivative financial instruments

The number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements. The following table summarizes the notional values related to the Company’s derivative instruments outstanding at September 30, 2025 (in thousands):

September 30, 2025
Interest rate swaps	$44,832
Foreign currency hedges	€6,376

The following table presents the fair value of each classification of the Company’s derivative instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$550	$1,070
Non-current assets	236	1,267
Total designated as hedging instruments	$786	$2,337

Derivatives not designated as hedging instruments
Current assets	$4,206	$4,063
Non-current assets	14,575	7,205
Current liabilities	(4,206)	(4,063)
Non-current liabilities	(14,575)	(7,205)
Total not designated as hedging instruments	$—	$—

Total current position	$550	$1,070
Total non-current position	236	1,267
Total derivatives	$786	$2,337

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

Derivatives Accounted for as Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on SOFR-based borrowings, and foreign currency swaps that are hedges in the exchange rate between the euro and the U.S. dollar. A summary of these hedges is below:

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended September 30,		For the nine months ended September 30,
Relationship		2025	2024	2025	2024
Interest rate swaps		$(253)	$(4,168)	$(783)	$1,085

Derivatives Designated in	Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Accumulated Other Comprehensive	For the three months ended September 30,		For the nine months ended September 30,
Relationship	Income into Income	2025	2024	2025	2024
Interest rate swaps	Interest expense	$156	$1,059	$768	$3,149

The amount of gain (loss) recognized in other comprehensive income as of September 30, 2025 and expected to be reclassified within the next 12 months is $0.6 million.

7.
Other current assets

As of September 30, 2025 and December 31, 2024, other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$17,625	$8,201
Prepaid expenses – related party	2,680	2,250
Tax receivables	5,626	5,978
Inventories	19,352	23,930
Other receivables	19,595	10,355
Other current assets	$64,878	$50,714

8.
Property and equipment, net

As of September 30, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Floating terminals and related equipment	$2,593,347	$2,535,748
Power generation	190,317	—
Fixed terminals and gas pipeline	256,333	—
Finance lease right-of-use assets	40,007	40,007
Other equipment	23,686	25,359
Assets in progress	187,057	112,429
Less accumulated depreciation	(1,161,107)	(1,090,647)
Property and equipment, net	$2,129,640	$1,622,896

For the three months ended September 30, 2025 and 2024, depreciation expense was $27.2 million and $22.2 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $70.6 million and $73.7 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Newbuild Agreement

In October 2022, Excelerate entered into a construction agreement (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 floating regasification terminal. The Company made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively. The final installment is due concurrently with the delivery of the terminal, which is expected in 2026.

Jamaica Assets

In May 2025, the Company acquired the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power co-generation plant, all of which are located in Jamaica. The purchase was funded as part of the Acquisition.

9.
Accrued liabilities

As of September 30, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued terminal and cargo expenses	$45,802	$27,128
Accrued interest	29,516	3,264
Payroll and related liabilities	21,072	18,615
Current portion of TRA liability	3,116	3,116
Other accrued liabilities	26,403	17,899
Accrued liabilities	$125,909	$70,022

10.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
2030 Notes	$800,000	$—
Term Loan Facility	—	163,555
Experience Financing	102,094	111,375
2017 Bank Loans	56,205	63,695
EE Revolver	—	—
Total debt	958,299	338,625
Less unamortized debt issuance costs	(16,250)	(5,072)
Total debt, net	942,049	333,553
Less current portion, net	(23,230)	(46,793)
Total long-term debt, net	$918,819	$286,760

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the nine months ended September 30, 2025.

	For the nine months ended September 30, 2025
	Range	Weighted Average
Term Loan Facility (1)	7.1% – 7.4%	7.3%
Experience Financing	7.3% – 7.8%	7.7%
2017 Bank Loans (2)	6.9% – 9.4%	8.5%
EE Revolver	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.8% for the nine months ended September 30, 2025.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 7.2% for the nine months ended September 30, 2025.

2030 Notes

In May 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature in May 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears in each May and November, beginning in November 2025. The net proceeds from the Debt Offering, together with the net proceeds from the Equity

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Offering and cash on hand, were used to (i) fund the consideration payable by the Company in the Acquisition of the Jamaica Business, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

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

Proceeds from the Term Loan Facility were used to purchase Sequoia in April 2023. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and as of September 30, 2025, up to $469.0 million of the EE Revolver may be used for letters of credit.

In December 2023, the Company paid off $55.2 million of the principal outstanding on its Term Loan Facility.

In March 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a broader collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

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

In September 2025, Excelerate and EELP entered into the sixth amendment to the Amended Credit Agreement, which modified provisions related to investments and restricted payments to provide greater flexibility to the Company.

As of September 30, 2025, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of September 30, 2025.

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

As of September 30, 2025, the Company was in compliance with the covenants under its debt facilities.

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Exquisite Financing	$163,633	$170,895
Less current portion	(9,473)	(8,943)
Total long-term related party debt	$154,160	$161,952

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

As the only holder of Class B Common Stock, EE Holdings had 71.9% and 77.5% of the combined voting power of the Company’s common stock as of September 30, 2025 and December 31, 2024, respectively. The EELP Limited Partnership Agreement (the “EELP LPA”) entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP LPA permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Options exercised	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%
Issuance of common stock	8,000,000	—	8,000,000	—	8,000,000
Long-term incentive compensation units vested, net	2,868	2,248	620	—	620
Options exercised	3,714	91	3,623	—	3,623
Balance at June 30, 2025	34,675,087	2,674,030	32,001,057	82,021,389	114,022,446	28.1%
Long-term incentive compensation units vested, net	4,786	2,266	2,520	—	2,520
Other	—	1,864	(1,864)	—	(1,864)
Balance at September 30, 2025	34,679,873	2,678,160	32,001,713	82,021,389	114,023,102	28.1%

Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	82,165	39,702	42,463	—	42,463
Share repurchases	—	588,030	(588,030)	—	(588,030)
Balance at March 31, 2024	26,366,192	648,356	25,717,836	82,021,389	107,739,225	23.9%
Long-term incentive compensation units vested, net	29,479	22,237	7,242	—	7,242
Share repurchases	—	673,780	(673,780)	—	(673,780)
Balance at June 30, 2024	26,395,671	1,344,373	25,051,298	82,021,389	107,072,687	23.4%
Long-term incentive compensation units vested, net	2,031	2,031	—	—	—
Share repurchases	—	363,974	(363,974)	—	(363,974)
Balance at September 30, 2024	26,397,702	1,710,378	24,687,324	82,021,389	106,708,713	23.1%

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

Dividends and Distributions

During the nine months ended September 30, 2025, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Paid or To Be Paid	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
September 30, 2025	December 4, 2025	$6,562	$2,675	$0.08
June 30, 2025	September 4, 2025	6,562	2,667	0.08
March 31, 2025	June 5, 2025	4,921	2,005	0.06
December 31, 2024	March 27, 2025	4,921	1,535	0.06

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project and has received $6.7 million in cash contributions from the minority owner as of September 30, 2025. The Albania Power Project is fully consolidated in the Company’s financial statements.

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

13.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$55,044	$45,546	$127,932	$106,963
Less net income attributable to non-controlling interest	41,092	36,591	97,864	85,012
Net income attributable to shareholders – basic	$13,952	$8,955	$30,068	$21,951

Weighted average shares outstanding – basic	32,001,766	25,009,326	29,160,140	25,447,088
Dilutive effect of unvested restricted common stock	219,328	203,852	264,833	97,361
Dilutive effect of unvested performance units	471,585	255,363	457,674	165,985
Weighted average shares outstanding – diluted	32,692,679	25,468,541	29,882,647	25,710,434

Earnings per share
Basic	$0.44	$0.36	$1.03	$0.86
Diluted	$0.43	$0.35	$1.01	$0.85

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	39,511	—	14,869	—
Restricted common stock	7,051	5	27	635
Performance stock units	48,513	—	34,336	—
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2025, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Finance lease liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finance lease liabilities	$175,168	$191,383
Less current portion of finance lease liabilities	(24,590)	(23,475)
Finance lease liabilities, long-term	$150,578	$167,908

Operating leases

Operating lease right-of-use assets are included within other assets on the consolidated balance sheets. The current portion of operating lease liabilities is included within accrued liabilities on the consolidated balance sheets.

As of September 30, 2025, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at September 30, 2025 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2025	$8,854	$8,309
2026	33,932	33,235
2027	33,931	33,235
2028	34,190	27,584
2029	33,780	27,571
Thereafter	75,607	85,581
Total lease payments	$220,294	$215,515
Less: imputed interest	(52,267)	(40,347)
Carrying value of lease liabilities	168,027	175,168
Less: current portion	(23,528)	(24,590)
Carrying value of long-term lease liabilities	$144,499	$150,578

As of September 30, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 6.4 years and 7.3 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 8.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s total lease costs for the three and nine months ended September 30, 2025 and 2024 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Amortization of finance lease right-of-use assets	$652	$434	$1,957	$1,739
Interest on finance lease liabilities	2,792	3,123	8,630	9,609
Operating lease expense	8,953	426	14,388	1,316
Short-term lease expense	158	274	408	808
Total lease costs	$12,555	$4,257	$25,383	$13,472

Other information related to leases for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating cash flows for finance leases	$2,792	$3,123	$8,630	$9,609
Financing cash flows for finance leases	5,501	5,172	16,215	15,252
Operating cash flows for operating leases	8,845	495	14,121	1,600

15.
Revenue

The following table presents the Company’s revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue from leases	$133,611	$138,532	$402,869	$408,797
Revenue from contracts with customers
Regasification and other services	12,270	11,607	40,210	49,323
LNG, gas and power	245,163	43,280	467,611	118,745
Total revenue	$391,044	$193,419	$910,690	$576,865

Lease revenue

The Company has certain regasification and services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and nine months ended September 30, 2025 and 2024 consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating lease income	$116,679	$120,900	$352,411	$364,241
Sales-type lease income	16,932	17,632	50,458	44,556
Total revenue from leases	$133,611	$138,532	$402,869	$408,797

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as Excelerate is reasonably certain that the ownership of these assets will transfer to the customer at the end of the term. For the three and nine months ended September 30, 2025, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $16.9 million and $50.5 million, respectively, as compared to $17.6 million and $44.6 million for the three and nine months ended September 30, 2024, respectively.

Operating leases

Revenue from regasification contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of September 30, 2025, the Company is the lessor to regasification agreements with customers on eight

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

of its floating regasification terminals. The following represents the amount of property and equipment that is leased to customers as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment	$2,501,841	$2,472,895
Accumulated depreciation	(1,040,771)	(1,005,269)
Property and equipment, net	$1,461,070	$1,467,626

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of September 30, 2025, the minimum contractual future revenues to be received under the regasification and services contracts during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2025	$22,208	$111,366
2026	88,529	436,476
2027	88,529	360,237
2028	81,766	310,853
2029	84,861	308,235
Thereafter	331,282	787,938
Total undiscounted	$697,175	$2,315,105
Less: imputed interest	(309,055)
Net investment in sales-type leases	388,120
Less: current portion	(43,588)
Non-current net investment in sales-type leases	$344,532

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended September 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$16,932	$11,165	$88,226	$116,323
Latin America	52,463	—	—	52,463
Middle East (1)	39,322	—	—	39,322
Europe (2)	24,894	—	1,774	26,668
North America (3)	—	1,077	155,163	156,240
Other	—	28	—	28
Total revenue	$133,611	$12,270	$245,163	$391,044

	For the three months ended September 30, 2024
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$17,672	$10,290	$43,280	$71,242
Latin America	53,183	—	—	53,183
Middle East (1)	38,615	—	—	38,615
Europe	29,062	—	—	29,062
North America	—	1,217	—	1,217
Other	—	100	—	100
Total revenue	$138,532	$11,607	$43,280	$193,419

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$50,458	$32,620	$183,967	$267,045
Latin America	154,135	—	—	154,135
Middle East (1)	115,907	—	—	115,907
Europe (2)	82,369	259	45,764	128,392
North America (3)	—	7,104	237,880	244,984
Other	—	227	—	227
Total revenue	$402,869	$40,210	$467,611	$910,690

	For the nine months ended September 30, 2024
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
Asia Pacific	$44,596	$42,448	$117,081	$204,125
Latin America	161,849	—	—	161,849
Middle East (1)	117,514	—	—	117,514
Europe	84,838	—	—	84,838
North America	—	6,681	—	6,681
Other	—	194	1,664	1,858
Total revenue	$408,797	$49,323	$118,745	$576,865
(1)
Includes Pakistan and the United Arab Emirates.
(2)
Includes locations on the Mediterranean Sea.
(3)
Includes the Caribbean.

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for regasification and other services varies and occurs according to the contract. As of September 30, 2025 and December 31, 2024, receivables from contracts with customers were $99.1 million and $88.1 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at September 30, 2025 and December 31, 2024, was $0.4 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write downs of trade receivables for lease and services or contract assets for the nine months ended September 30, 2025 and 2024.

Contract liabilities from advance payments in excess of revenue recognized for services as of September 30, 2025 and December 31, 2024 were $1.6 million and $27.4 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s regasification and services contracts that are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within lease and operations contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain floating regasification terminals, and repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of September 30, 2025 (in thousands):

September 30, 2025
Deferred revenues, beginning of period	$85,907
Cash received but not yet recognized	37,576
Revenue recognized from prior period deferral	(62,962)
Deferred revenues, end of period	$60,521

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which it provides regasification and other services. The price under these agreements is typically stated in the contracts. In 2025, Excelerate finalized the Acquisition of the assets and operations of the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. Beginning in 2026, Excelerate will provide take-or-pay LNG volumes to Bangladesh through the Company’s 15-year LNG sale and purchase agreement with Bangladesh Oil, Gas & Mineral Corporation. In the third quarter of 2024, Excelerate signed a medium-term LNG, gas and power revenue agreement to sell approximately 0.65 million tonnes of LNG per annum. The estimated fixed transaction price allocated to the performance obligations under these arrangements is $12,821.3 million using commodity futures prices as of September 30, 2025. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2025	$139,399
2026	907,152
2027	903,305
2028	975,161
2029	972,278
Thereafter	8,924,040
Total expected revenue	$12,821,335

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

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire 10 years from the date of grant. The Company also issued restricted stock units to directors and certain employees that vest ratably over one, two or three years. In 2023, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain both a market condition related to Excelerate’s relative total shareholder return as compared to its peer group and a performance condition related to the Company’s adjusted earnings before income tax, depreciation and amortization (“EBITDA”). In 2024 and 2025, the Company issued performance units to certain employees that cliff vest in three years. The performance units contain two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

For the three and nine months ended September 30, 2025 and 2024, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,281	$1,966	$8,623	$5,263

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2025 and provides information for outstanding and exercisable options as of September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2025	293,388	$24.00
Granted	—	—
Exercised	(3,714)	24.00
Forfeited or expired	—	—
Outstanding at September 30, 2025	289,674	$24.00	6.3	$345
Exercisable at September 30, 2025	177,040	$24.00	6.2	211

As of September 30, 2025, the Company had $1.2 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 1.5 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2025 and provides information for unvested shares as of September 30, 2025:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2025	663,946	$16.81
Granted	268,915	30.09
Vested	(242,073)	17.16
Forfeited	(31,144)	19.16
Unvested at September 30, 2025	659,644	$21.98

As of September 30, 2025 the Company had $10.3 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.9 years.

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

The following table summarizes performance unit activity for the nine months ended September 30, 2025 and provides information for unvested performance units (reflected at target performance) as of September 30, 2025:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2025	329,507	$20.37
Granted	155,826	38.83
Vested	—	—
Forfeited	(4,170)	22.25
Unvested at September 30, 2025	481,163	$26.10

As of September 30, 2025, the Company had $6.8 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 1.9 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended September 30, 2025 and 2024 was $7.9 million and $6.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2025 and 2024 was $19.5 million and $20.5 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended September 30, 2025 and 2024 was 12.6% and 11.9%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 13.2% and 16.1%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation does not have a significant impact on tax expense in 2025. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

18.
Related party transactions

The Company had one debt instrument with related parties as of September 30, 2025 – the Exquisite Financing. For details on this debt instrument, see Note 11 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Amounts due from related parties	$64	$217
Amounts due to related parties	—	412
Prepaid expenses – related party	2,680	2,250

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

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Nine months ended September 30,
	2025	2024
Customer A	22%	30%
Customer B	12%	19%

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

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility (TTF) futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

obligations depend on supplier LNG facilities becoming operational. The following table summarizes the Company’s future LNG purchase and capacity obligations as of September 30, 2025 (in thousands):

Year	Amount (1)
Remainder of 2025	$85,900
2026	676,090
2027	763,562
2028	981,351
2029	948,629
Thereafter	9,275,490
Total commitments	$12,731,022
(1)
Total costs incurred under take-or-pay or throughput obligations for the three and nine months ended September 30, 2025 were $111.5 million and $138.3 million, respectively. No costs were incurred for the three and nine months ended September 30, 2024.
21.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Nine months ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for taxes	$16,522	$18,876
Cash paid for interest	35,440	44,259
Increase in capital expenditures included in accounts payable	1,019	5,750
Asset under construction transferred to net investments in sales-type leases	—	45,990

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$462,618	$537,522
Restricted cash – current	4,215	2,612
Restricted cash – non-current	14,955	14,361
Cash, cash equivalents, and restricted cash	$481,788	$554,495

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

22.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90
Other comprehensive income	29	510	376	915
Reclassification to income	(13)	(217)	(600)	(830)
Reclassification to NCI	(12)	(212)	162	(62)
At June 30, 2025	$(561)	$586	$88	$113
Other comprehensive income (loss)	(15)	(253)	421	153
Reclassification to income	14	(156)	(497)	(639)
Reclassification to NCI	1	294	55	350
At September 30, 2025	$(561)	$471	$67	$(23)
1
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	20	4,151	(231)	3,940
Reclassification to income	15	(1,163)	(531)	(1,679)
Reclassification to NCI	(26)	(2,266)	578	(1,714)
At March 31, 2024	$(545)	$1,150	$447	$1,052
Other comprehensive income (loss)	(38)	1,102	642	1,706
Reclassification to income	(3)	(927)	(637)	(1,567)
Reclassification to NCI	30	(132)	(4)	(106)
At June 30, 2024	$(556)	$1,193	$448	$1,085
Other comprehensive loss	(34)	(4,168)	(2,158)	(6,360)
Reclassification to income	(14)	(1,059)	1,239	166
Reclassification to NCI	38	3,988	702	4,728
At September 30, 2024	$(566)	$(46)	$231	$(381)

23.
Subsequent events

Dividend Declaration

On October 30, 2025, the Company’s board of directors approved a cash dividend, with respect to the quarter ended September 30, 2025, of $0.08 per share of Class A Common Stock. The dividend is payable on December 4, 2025, to Class A Common Stockholders of record as of the close of business on November 19, 2025. EELP will make a corresponding distribution of $0.08 per interest to holders of Class B interests on the same date as the dividend payment.

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

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of September 30, 2025, we control or operate 11 floating regasification terminals, one onshore regasification terminal and a combined heat and power plant. We have one new floating regasifiation terminal currently being constructed by Hyundai Heavy Industries in South Korea, which we expect to bring online in 2026 to support our expansion plans and to meet the growing need for floating regasification capacity.

Our business spans the globe, with regional presences in 12 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Jamaica, Pakistan, the United Arab Emirates (“UAE”), and the United States. As operators, we have completed more than 3,100 ship-to-ship transfers of LNG with over 50 LNG operators and have safely delivered more than 7,800 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the three months ended September 30, 2025, we generated revenues of $391.0 million, net income of $55.0 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $129.3 million. For the three months ended September 30, 2024, we generated revenues of $193.4 million, net income of $45.5 million and Adjusted EBITDA of $92.3 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Recent Business Updates

Iraq

In October 2025, we executed a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal, which will be located at the Port of Khor Al Zubair. The integrated project includes a five-year agreement for regasification services and LNG supply with extension options, and a minimum contracted offtake of 250 million standard cubic feet per day (MMscf/d).

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

•

Highly Contracted with Long-Term Agreements: Sales agreements in place in Jamaica as of December 31, 2024 represent approximately $2.9 billion of cumulative take-or-pay direct margin through 2039, and nearly 100% of contracted revenue includes contractual inflation escalators. As of December 31, 2024, the sales contracts within the Jamaica business have a weighted average remaining contract tenor of approximately 13 years (or approximately 21 years, if extension options are exercised) and the majority of the contracts are with high-quality investment-grade counterparties. With the effect of the Acquisition, we expect over 90% of our total cash flows from customers to be derived from take-or-pay contracts, with such contracts having a remaining weighted average contract life of approximately 10 years (or approximately 13 years, if extension options are exercised for the Acquisition contracts).

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

Recent Trends and Outlook

During the third quarter of 2025, Dutch Title Transfer Facility (“TTF”) prices remained steady at $11.70 per million British thermal units (“MMBtu”) compared to $11.76/MMBtu in the second quarter of 2025. Japan Korea Marker (JKM) reported average third quarter 2025 prices of $11.84/MMBtu, which decreased from second quarter 2025 prices of $13.11/MMBtu.

Global LNG trade volumes reached approximately 104 million tons per annum (“MTPA”) in the third quarter of 2025, a modest increase from 101 MTPA in the second quarter. This uptick was driven by stronger seasonal demand in Europe and a rebound in Asian spot LNG imports, particularly in China and India, where heatwaves and infrastructure expansions boosted gas-for-power consumption. However, global economic uncertainty and relatively high prices continued to weigh on broader natural gas demand, especially in price-sensitive markets. Meanwhile, Europe’s LNG imports increased, supported by increased storage injections and lower pipeline flows from Russia.

We believe the continued growth in global LNG supply will drive greater affordability for customers worldwide. Globally there is approximately 193 MTPA of new liquefaction capacity coming online by 2030. As new liquefaction capacity comes online, downward pressure on prices may unlock new opportunities for fuel switching, particularly in regions such as the Caribbean where diesel and heavy fuel oil remain prevalent. More affordable LNG could provide a catalyst for investments in regasification infrastructure and long-term LNG supply agreements. This reinforces our strategic focus on the downstream segment of the LNG value chain, where Excelerate is also well positioned to deliver flexible, scalable LNG solutions that connect emerging demand centers with reliable supply.

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

Operating expenses

Operating expenses include personnel, repair and maintenance, and other supporting costs incurred in operating and servicing our offshore infrastructure assets that are leased to customers.

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

Earnings from equity-method investment

Earnings from equity-method investment relate to our 45% ownership interest in the joint venture with Nakilat Excelerate LLC.

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

Impact of the Acquisition

We closed on the Acquisition in May 2025, therefore our results of operations for the three and nine months ended September 30, 2025 only contain a partial period of Jamaican operating results. Results of operations for the three and nine months ended September 30, 2024 do not contain the results of Jamaican operations.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Terminal services	$145,881	$150,139	$443,079	$458,120
LNG, gas and power	245,163	43,280	467,611	118,745
Cost of LNG, gas and power	(201,885)	(41,399)	(403,071)	(112,451)
Operating expenses	(44,524)	(45,431)	(132,485)	(162,623)
Depreciation and amortization expense	(31,758)	(23,031)	(78,919)	(76,341)
Gross Margin	$112,877	$83,558	$296,215	$225,450
Depreciation and amortization expense	31,758	23,031	78,919	76,341
Adjusted Gross Margin	$144,635	$106,589	$375,134	$301,791

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$55,044	$45,546	$127,932	$106,963
Interest expense	28,135	15,122	66,383	46,204
Provision for income taxes	7,937	6,158	19,538	20,486
Depreciation and amortization expense	31,758	23,031	78,919	76,341
Accretion expense	969	466	1,929	1,384
Long-term incentive compensation expense	3,265	1,966	8,623	5,263
Transition and transaction expenses	2,217	—	33,558	—
Adjusted EBITDA	$129,325	$92,289	$336,882	$256,641

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)			(In thousands)
Revenues
Terminal services	$145,881	$150,139	$(4,258)	$443,079	$458,120	$(15,041)
LNG, gas and power	245,163	43,280	201,883	467,611	118,745	348,866
Total revenues	391,044	193,419	197,625	910,690	576,865	333,825
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	201,885	41,399	160,486	403,071	112,451	290,620
Operating expenses	44,524	45,431	(907)	132,485	162,623	(30,138)
Depreciation and amortization	31,758	23,031	8,727	78,919	76,341	2,578
Selling, general and administrative	23,439	23,819	(380)	66,334	70,671	(4,337)
Transition and transaction expenses	2,217	—	2,217	33,558	—	33,558
Total operating expenses	303,823	133,680	170,143	714,367	422,086	292,281
Operating income	87,221	59,739	27,482	196,323	154,779	41,544
Other income (expense)
Interest expense	(24,899)	(11,711)	(13,188)	(56,640)	(35,914)	(20,726)
Interest expense – related party	(3,236)	(3,411)	175	(9,743)	(10,290)	547
Earnings from equity method investments	497	562	(65)	1,693	1,685	8
Other income, net	3,398	6,525	(3,127)	15,837	17,189	(1,352)
Income before income taxes	62,981	51,704	11,277	147,470	127,449	20,021
Provision for income taxes	(7,937)	(6,158)	(1,779)	(19,538)	(20,486)	948
Net income	55,044	45,546	9,498	127,932	106,963	20,969
Less net income attributable to non-controlling interests	41,092	36,591	4,501	97,864	85,012	12,852
Net income attributable to shareholders	$13,952	$8,955	$4,997	$30,068	$21,951	$8,117
Additional financial data:
Gross Margin	$112,877	$83,558	$29,319	$296,215	$225,450	$70,765
Adjusted Gross Margin	144,635	106,589	38,046	375,134	301,791	73,343
Adjusted EBITDA	129,325	92,289	37,036	336,882	256,641	80,241

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Net income

Net income was $55.0 million for the three months ended September 30, 2025, an increase of $9.5 million, as compared to $45.5 million for the three months ended September 30, 2024. Net income was higher primarily due to the addition of Jamaica operating income ($22.0 million), and an increase in LNG, gas and power sales opportunities ($9.2 million), partially offset by an increase in interest expense due to our new 2030 Notes, net of the effects of the Term Loan Facility paydown ($13.4 million), a decrease in interest income ($3.4 million), and transition and transaction costs incurred as a result of the Acquisition ($2.2 million).

Net income was $127.9 million for the nine months ended September 30, 2025, an increase of $20.9 million, as compared to $107.0 million for the nine months ended September 30, 2024. Net income was higher primarily due to the addition of Jamaica operating income ($32.4 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.2 million), an increase in LNG, gas and power sales opportunities ($12.7 million), extended commissioning time for our power barge assets in Albania in 2024 ($10.2 million), and a decrease in personnel costs in Argentina ($7.6 million), partially offset by transition and transaction costs incurred as a result of the Acquisition ($33.6 million), an increase in interest expense due to our new 2030 Notes, net of the effects of the Term Loan Facility paydown ($23.1 million) and a decrease in interest income ($3.7 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $112.9 million for the three months ended September 30, 2025, an increase of $29.3 million, as compared to $83.6 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, Adjusted Gross Margin was $144.6 million, an increase of $38.0 million, as compared to $106.6 million for the three months ended September 30, 2024. Gross Margin and Adjusted Gross Margin were higher primarily due to the Acquisition ($32.2 million), and an increase in LNG, gas and power sales opportunities ($9.2 million). Gross Margin was partially offset by the addition of depreciation and amortization in Jamaica ($10.4 million).

Gross Margin was $296.2 million for the nine months ended September 30, 2025, an increase of $70.7 million, as compared to $225.5 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted Gross Margin was $375.1 million, an increase of $73.3 million, as compared to $301.8 million for the nine months ended September 30, 2024. Gross Margin and Adjusted Gross Margin were higher primarily due to the Acquisition ($47.4 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.2 million), an increase in LNG, gas and power sales opportunities ($12.7 million) and a decrease in personnel costs in Argentina ($7.6 million). Gross Margin was also higher due to extended commissioning time for our power barge assets in Albania in 2024 ($10.2 million), partially offset by the addition of depreciation and amortization in Jamaica ($15.0 million).

Adjusted EBITDA

Adjusted EBITDA was $129.3 million for the three months ended September 30, 2025, an increase of $37.0 million, as compared to $92.3 million for the three months ended September 30, 2024. Adjusted EBITDA was higher primarily due to the Acquisition ($32.8 million) and an increase in LNG, gas and power sales opportunities ($9.2 million), partially offset by a decrease in interest income ($3.4 million).

Adjusted EBITDA was $336.9 million for the nine months ended September 30, 2025, an increase of $80.3 million, as compared to $256.6 million for the nine months ended September 30, 2024. Adjusted EBITDA was higher primarily due to the Acquisition ($47.8 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.2 million), an increase in LNG, gas and power sales opportunities ($12.7 million), and a decrease in personnel costs in Argentina ($7.6 million), partially offset by a decrease in interest income ($3.7 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

Terminal services

Terminal services revenues were $145.9 million for the three months ended September 30, 2025, a decrease of $4.2 million as compared to $150.1 million for the three months ended September 30, 2024. Terminal services revenues were lower primarily due to lower reimbursable costs.

Terminal services revenues were $443.1 million for the nine months ended September 30, 2025, a decrease of $15.0 million as compared to $458.1 million for the nine months ended September 30, 2024. Terminal services revenues were lower primarily due lower reimbursable costs and to the recognition of deferred revenue for the drydocking of Summit LNG in the first quarter of 2024, which occurs when we drydock either of our two floating regasification terminals accounted for as a sales-type lease.

LNG, gas and power revenues

LNG, gas and power revenues were $245.2 million for the three months ended September 30, 2025, an increase of $201.9 million, as compared to $43.3 million for the three months ended September 30, 2024. The increase was primarily due to the Acquisition and higher LNG, gas and power revenues in North America and Asia Pacific.

LNG, gas and power revenues were $467.6 million for the nine months ended September 30, 2025, an increase of $348.9 million, as compared to $118.7 million for the nine months ended September 30, 2024. The increase was primarily due to higher LNG, gas and power revenues in North America, Asia Pacific and Europe and the Acquisition.

Cost of LNG, gas and power

Cost of LNG, gas and power was $201.9 million for the three months ended September 30, 2025, an increase of $160.5 million, as compared to $41.4 million for the three months ended September 30, 2025 and 2024. The increase was primarily due to the Acquisition, and increased LNG, gas and power sales opportunities in North America and Asia Pacific.

Cost of LNG, gas and power was $403.1 million for the nine months ended September 30, 2025, an increase of $290.6 million, as compared to $112.5 million for the nine months ended September 30, 2024. The increase was primarily due to increased LNG, gas and power sales opportunities in North America, Asia Pacific and Europe and the Acquisition.

Operating expenses

Operating expenses were $44.5 million for the three months ended September 30, 2025, a decrease of $0.9 million, as compared to $45.4 million for the three months ended September 30, 2024. The decrease in operating expenses was primarily due to decreased personnel costs in Argentina

Operating expenses were $132.5 million for the nine months ended September 30, 2025, a decrease of $30.1 million, as compared to $162.6 million for the nine months ended September 30, 2024. The decrease in operating expenses was primarily due to drydock costs on Summit LNG in the first quarter of 2024 and decreased personnel costs in Argentina.

Depreciation and amortization expenses

Depreciation and amortization expenses were $31.8 million for the three months ended September 30, 2025, an increase of $8.8 million, as compared to $23.0 million for the three months ended September 30, 2024. Depreciation and amortization increased primarily due to the Acquisition.

Depreciation and amortization expenses were $78.9 million for the nine months ended September 30, 2025, an increase of $2.6 million, as compared to $76.3 million for the nine months ended September 30, 2024. Depreciation and amortization increased primarily due to the Acquisition, partially offset by the extended commissioning time on our power barge assets in Albania during 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.4 million for the three months ended September 30, 2025, a decrease of $0.4 million, as compared to $23.8 million for the three months ended September 30, 2025 and 2024. Selling, general and administrative expenses were essentially flat.

Selling, general and administrative expenses were $66.3 million for the nine months ended September 30, 2025, a decrease of $4.4 million, as compared to $70.7 million for the nine months ended September 30, 2024. Selling, general and administrative expenses decreased primarily due to lower business development expenses.

Transition and transaction expenses

Transition and transaction expenses were $2.2 million for the three months ended September 30, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition.

Transition and transaction expenses were $33.6 million for the nine months ended September 30, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition.

Interest expense

Interest expense was $24.9 million for the three months ended September 30, 2025, an increase of $13.2 million, as compared to $11.7 million for the three months ended September 30, 2024. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025.

Interest expense was $56.6 million for the nine months ended September 30, 2025, an increase of $20.7 million, as compared to $35.9 million for the nine months ended September 30, 2024. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025, lower balances remaining on our finance leases and long-term debt and decreases in interest rates.

Other income, net

Other income, net was $3.4 million for the three months ended September 30, 2025, a decrease of $3.1 million, as compared to $6.5 million for the three months ended September 30, 2024. Other income, net, decreased primarily due to a decrease in interest income.

Other income, net was $15.8 million for the nine months ended September 30, 2025, a decrease of $1.4 million, as compared to $17.2 million for the nine months ended September 30, 2024. Other income, net decreased primarily due to a decrease in interest income, partially offset by a decrease foreign exchange losses.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2025 and 2024 was $7.9 million and $6.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2025 and 2024 was $19.5 million and $20.5 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended September 30, 2025 and 2024, was 12.6% and 11.9%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024, was 13.2% and 16.1%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $41.1 million for the three months ended September 30, 2025, an increase of $4.5 million, as compared to $36.6 million for the three months ended September 30, 2024. The increase in net income attributable to non-controlling interest was primarily due higher net income attributable to owners of our Class B Common Stock.

Net income attributable to non-controlling interest was $97.9 million for the nine months ended September 30, 2025, an increase of $12.9 million, as compared to $85.0 million for the nine months ended September 30, 2024. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock, partially offset by a decrease in the Class B ownership as a result of the Equity Offering (as defined herein).

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2024 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of September 30, 2025, we had $462.6 million in unrestricted cash and cash equivalents.

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

Cash Flow Statement Highlights

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine months ended September 30,
	2025	2024	Change
Net cash provided by (used in):		(In thousands)
Operating activities	$356,821	$194,818	$162,003
Investing activities	(1,177,463)	(49,706)	(1,127,757)
Financing activities	747,848	(91,031)	838,879
Effect of exchange rate on cash, cash equivalents, and restricted cash	87	(54)	141
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(72,707)	$54,027	$(126,734)

Operating Activities

Cash flows provided by operating activities increased by $162.0 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to differences in the timing of collections and payments related to LNG, gas and power purchases and sales, interest expense on the 2030 Notes, collections received after our power barge assets went into service, and drydock expenditures.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $1,127.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to the Acquisition, the 2025 milestone payments under the Newbuild Agreement (as defined herein), and the purchase of Shenandoah in the third quarter of 2025.

Financing Activities

Financing cash flows increased by $838.9 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to $800.0 million in borrowings as a result of the Debt Offering (as defined herein), $201.8 million in proceeds from the Equity Offering and $27.2 million paid in 2024 to repurchase Class A Common Stock, partially offset by a $149.9 million increase in repayments on long-term debt and finance leases, payments of $20.3 million for debt issuance costs in 2025 and an increase of $17.8 million in dividends and distributions paid.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,			For the nine months ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)			(In thousands)
Capital expenditures
Growth	$29,390	$10,104	$19,286	$86,036	$18,087	$67,949
Maintenance	18,289	2,295	15,994	44,355	37,370	6,985
Gross capital expenditures	47,679	12,399	35,280	130,391	55,457	74,934
Change in capital project payables and accruals, net	4,285	(960)	5,245	(1,019)	(5,750)	4,731
Cash outlays for capital projects	$51,964	$11,439	$40,525	$129,372	$49,707	$79,665

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

Proceeds from the EE Revolver may be used for working capital and other general corporate purposes. As of September 30, 2025, up to $469.0 million of the EE Revolver may be used for letters of credit, which has increased to up to $500.0 million as of October 31, 2025. As of September 30, 2025, we had issued no letters of credit under the EE Revolver.

As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of September 30, 2025.

On March 26, 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a broader collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

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

In September 2025, EELP and the Company entered into the sixth amendment to the Amended Credit Agreement, which modified provisions related to investments and restricted payments to provide greater flexibility to the Company.

2030 Notes

On May 5, 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature on May 15, 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2025. Excelerate intends to use the net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand to (i) fund the consideration payable by the Company in the Acquisition, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

As of September 30, 2025, we were in compliance with the covenants under our debt facilities.

For information about our other debt obligations, see Notes 10 and 11 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We are the lessee to one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases.1 As of December 31, 2024, we had future minimum lease payments totaling $5.6 million. As of September 30, 2025, we had future minimum lease payments totaling $220.3 million and are committed to $8.9 million in year one, $67.9 million for years two and three, $68.0 million for years four and five and $75.6 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2024, we had future minimum lease payments totaling $240.4 million. As of September 30, 2025, we had future minimum lease payments totaling $215.5 million and are committed to $8.3 million in payments in year one, $66.5 million for years two and three, $55.2 million for years four and five and $85.6 million thereafter.

Newbuild Agreement

In October 2022, we signed a construction agreement (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new floating regasification terminal to be delivered in 2026. We made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively, leaving approximately $210 million in remaining spend. The final installment is due concurrently with the delivery of the floating regasification terminal, which is expected in 2026.

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

In May 2025, as part of the Acquisition, we assumed an LNG SPA. Under the agreement, we will purchase approximately 0.14 million tonnes of LNG for the remainder of 2025 and approximately 0.55 MTPA throughout the remainder of the agreement, which ends in January 2030. Our purchase commitment is based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread and adjusted for inflation. These LNG volumes are expected to be used to supply customers in Jamaica.

The following table presents our future contractual obligations as of September 30, 2025 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$574,534	$12,156,488
Long-term debt obligations	33,459	1,088,473
Lease obligations	67,575	368,234
Other purchase obligations	287,784	135
Total commitments	$963,352	$13,613,330

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

Business Combination

We account for business combinations in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations. Accordingly, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The fair values of identifiable assets acquired and liabilities assumed are determined based on various valuation techniques, including the cost approach, discounted cash flow analysis, and independent appraisals. Goodwill is calculated as the difference between the estimate of the fair value of the consideration transferred and the estimates of the fair value assigned to the assets acquired and liabilities assumed. The Company intends to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the combination. Transaction and integration costs associated with business combinations are expensed as incurred.

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

As of September 30, 2025 and December 31, 2024, the fair value of our interest rate swaps was $0.8 million and $2.3 million, respectively. Based on our hedged notional amount as of September 30, 2025, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $1.0 million.

Commodity Price Risk

In the course of our operations, we may be exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of September 30, 2025 and 2024, we had no financial commodity derivative instruments.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. As of September 30, 2025, the fair value of financial derivatives used to hedge some of our currency exposure was immaterial. For the nine months ended September 30, 2025 and 2024, we recorded $(0.7) million and $(3.2) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of September 26, 2025.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Excelerate Energy, Inc.

Date: November 6, 2025	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)