Form 10-K
period 2025-12-31
Excelerate Energy, Inc.
filed 2026-02-27
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2025, was $938,270,991.

As of February 17, 2026, there were 32,045,511 shares of Excelerate Energy, Inc.'s Class A Common Stock, $0.001 par value per share and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations and the anticipated benefits of the Acquisition (as defined herein), and our share repurchase program, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in this Annual Report as described below and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed project startup, receipt of payment or existing or anticipated project cancellation;
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
•
the requirement that we pay over to EE Holdings (as defined herein) most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our other filings with the SEC.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. For example, the current global economic uncertainty and geopolitical climate, including trade and tariff developments, wars and conflicts, and world or regional health events, including pandemics and epidemics and governmental and third-party responses thereto, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that we have a reasonable basis for the forward-looking statements contained herein, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I

Item 1. Business.

Overview and History

Excelerate, a Delaware corporation incorporated in 2021, was formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”).

Since April 2022 and in conjunction with its initial public offering (the “IPO”), Excelerate operates and controls all of EELP’s business and affairs. As a result, we consolidate the financial results of EELP and report non-controlling interests related to the interests held by the other partners of EELP in our consolidated financial statements. The approximately 28.1% of EELP partnership interests owned by us are classified as Class A interests. The remaining approximately 71.9% of EELP interests are owned by Excelerate Energy Holdings, LLC (“EE Holdings”), an entity owned and controlled by Kaiser, and are classified as Class B interests.

Our Company

Excelerate owns and operates LNG and natural gas infrastructure assets. Once natural gas is liquefied, it needs an inlet into the countries where it will be consumed – and Excelerate provides that home for LNG. Our assets are the receiving point across the globe for LNG, which we convert back into natural gas through the process of regasification. That natural gas is then used by us, our customers, or other end users further downstream for lower carbon emitting power generation or direct energy consumption. At Excelerate, we believe that access to energy sources such as LNG is critical to assist countries in growing their economies, enhancing their energy security, and advancing their decarbonization efforts.

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of December 31, 2025, we control or operate 11 floating regasification terminals, one onshore regasification terminal and a combined heat and power plant. We have one new floating regasification terminal currently being constructed by Hyundai Heavy Industries in South Korea, which we expect to take delivery of in the second quarter of 2026. It will be utilized in a five-year regasification and LNG supply agreement with Iraq’s Ministry of Electricity, which we expect to commence in the third quarter of 2026.

Our business spans the globe, with a regional presence in 14 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Iraq, Jamaica, Pakistan, the United Arab Emirates (“UAE”), and the United States. As of December 31, 2025, we have completed more than 3,800 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 8,000 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

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

Floating Regasification Terminals

As of December 31, 2025, we control or operate 11 floating regasification terminals and have an additional floating regasification terminal under construction. We are the sole owner of nine floating regasification terminals and we charter three others: 1) Experience, through a long-term charter that is a finance lease from a third party, 2) Exquisite, through a long-term charter that is a finance lease in a joint venture with Nakilat Excelerate LLC (the “Nakilat JV”), in which we hold a 45% interest, and 3) the Hoegh Gallant, through a charter that is an operating lease. All of our owned floating regasification terminals were built by leading Korean shipyards and were delivered to us new in the year of delivery set forth in the table below. Our new floating regasification terminal is being constructed by HD Hyundai Heavy Industries and is scheduled to be delivered to us in the second quarter of 2026.

Our purpose-built floating regasification terminals have the onboard capability to vaporize LNG and deliver natural gas through specially designed offshore and near-shore receiving facilities. Our floating regasification terminals can deliver natural gas at pipeline pressure with maximum send-out capacities ranging from 500 million standard cubic feet per day (“MMscf/d”) to up to 1,200 MMscf/d continuously, providing quick and convenient access to incremental natural gas supplies.

The table below sets forth information about each of our floating regasification terminals.

Floating Regasification Terminal	LNG Storage Capacity	Peak Send-out Capacity (1)	Delivery
Hull 3407	170,000 m3	1,000 MMscf/d	2026 (2)
Sequoia	173,400 m3	850 MMscf/d	2020
Hoegh Gallant	170,000 m3	500 MMscf/d	2014
Experience	173,400 m3	1,200 MMscf/d	2014
Exemplar	150,900 m3	600 MMscf/d	2010
Expedient	150,900 m3	690 MMscf/d	2010
Exquisite	150,900 m3	690 MMscf/d	2009
Express	150,900 m3	690 MMscf/d	2009
Explorer	150,900 m3	960 MMscf/d	2008
Summit LNG	138,000 m3	690 MMscf/d	2006
Excellence	138,000 m3	690 MMscf/d	2005
Excelsior	138,000 m3	690 MMscf/d	2005
(1)
Peak send-out capacity dependent on local conditions, including operating pressure and seawater temperature.
(2)
The newbuild floating regasification terminal under construction is expected to be delivered in the second quarter of 2026.

The technical design of our floating regasification terminals allows us to optimize asset allocation and minimize disruption risks through terminal commonality. Our floating regasification terminals are designed to operate in a wide array of weather, locations and seawater temperatures. For example, depending on environmental conditions and local sea water temperature, our floating regasification terminals can be operated in open-loop (i.e., using sea water or glycol water as the heating medium) or closed-loop (i.e., recirculating loop for freshwater onboard, heated by the terminal’s systems) mode. Closed-loop mode is usually required for colder water temperatures.

By managing the day-to-day operations of our floating regasification terminals, we offer our customers a commitment to operational excellence. We also endeavor to continually improve our environmental and safety culture and standards, including reducing environmental impacts from our operations and assets, and enhancing our monitoring and reporting of emissions and ecological impacts.

Terminal Services Customers and Contracts

Our terminal services customers are a mix of state owned energy companies, transmission operators and industrial users of natural gas. Our LNG solutions provide countries seeking reliable natural gas and power with the ability to ensure their energy security. We typically enter into long-term take-or-pay contracts with our customers for the use of our LNG infrastructure assets and the services needed to operate them. The rates we charge customers are typically based on the economic return requirements for our investments in our floating regasification terminals, other offshore assets and onshore facilities. By operating our floating regasification terminals as an integrated set of assets, we reduce our redeployment risk at the end of a contract as well as limit the adverse effects of a potential disruption on a current contract.

Our terminal services are provided to customers for a predetermined period of time at a specified rate per day, which is typically fixed. As part of these services, we provide the crew, technical and other services related to the floating regasification terminal’s operation, the costs of which are included in the daily rate, which typically are subject to contractual inflation escalators. Our customers are generally responsible for substantially all of the floating regasification terminal’s operating costs (including fuel, port fees and LNG boil-off). Our customer contracts may be terminated due to material breach, change in law, extended force majeure and other typical termination events. Some customers may also terminate their contracts in advance upon expiration of a set period and payment of associated early termination fees. However, we regularly amend and extend contract expiration terms, and many of our older contracts have already been extended.

As of December 31, 2025, all of our owned floating regasification terminals are contracted. We currently have contracts with customers in Argentina, Brazil, Bangladesh, Finland, Germany, Iraq, Pakistan and the UAE. As of December 31, 2025, the minimum contracted cash flows under our terminal services contracts were approximately $3,315.2 million with a weighted average remaining term of 5.8 years. The stable nature of our terminal services revenue stream is underscored by the critical nature of the services we provide to our customers, who are often in markets lacking natural gas supply optionality. Additionally, our history of operational excellence and our reputation with customers have resulted in contract renewals, capacity expansions, and other opportunities to help our customers meet increasing needs for cleaner energy.

LNG, Gas and Power

Excelerate also generates revenue by utilizing our natural gas infrastructure assets to sell natural gas, LNG, power, and steam. We source LNG to provide these products through long-term sales agreements including gas sales agreements (“GSAs”), LNG sale and purchase agreements (“SPAs”), including long-term purchase agreements that Excelerate has in place with different industry players. Our commercial team has extensive experience sourcing LNG by utilizing wide-ranging, established relationships across the international natural gas industry. Our operations team has a strong track record of managing loading, transport, and delivery logistics so that cargo supplies are timely and power plant requirements and downstream commitments are met. Cargos are sold primarily on a Delivery ex-Ship basis while purchases have been a mixture of free-on-board (“FOB”) and Delivery ex-Ship.

Our sales of natural gas, LNG, power and steam are largely conducted through our terminals and other owned assets. We currently have contracts with customers in Bangladesh, Iraq, Jamaica, and the United States. As of December 31, 2025, the minimum contracted cash flows under our LNG, gas and power contracts were approximately $17,031.2 million with a weighted average remaining term of 9.3 years.

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

Between 2023 and 2025, we entered into the following additional significant LNG, gas and power sales agreements:

•
In November 2023, we signed a 15-year SPA with Bangladesh Oil, Gas & Mineral Corporation (the “Petrobangla SPA”). Under the agreement, Petrobangla has agreed to purchase LNG from us, which began in the first quarter of 2026. We will deliver 0.85 MTPA of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. Sales pricing is back-to-back with our LNG purchases, with both based on a three-month average of Brent Crude prices for the months immediately preceding each delivery, multiplied by a fixed percentage. The take-or-pay LNG volumes are expected to be delivered through our two existing floating regasification terminals in Bangladesh on a Delivery ex-Ship basis.
•
In the third quarter of 2024, we signed medium-term agreements for LNG sales in one of the Atlantic Basin regions in which we do business. Over the term, we will sell approximately 0.65 million tonnes of LNG. Sales pricing is back-to-back with our LNG purchases, with both based on Dutch Title Transfer Facility. The first sale under these agreements was made during the fourth quarter of 2024.
•
In May 2025, we closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”). Under the terms of the purchase agreement, we acquired 100% of the operating interests in three facilities as well as the related operations, pipelines and infrastructure: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. Through these facilities we provide natural gas, power and steam to a variety of customers who have long-term purchase agreements with us, which are subject to contractual inflation escalators.
•
In October 2025, Excelerate signed a five-year integrated agreement which includes an LNG SPA (the “Iraq Project”) with a subsidiary of Iraq’s Ministry of Electricity. The agreement includes a customer extension option and a minimum contracted offtake of 250 million standard cubic feet per day (MMscf/d), with the potential for the customer to nominate up to 500 MMscf/d. The Iraq Project is expected to begin service in the third quarter of 2026.

The table below shows the status of our floating regasification terminal contract terms as of February 17, 2026:

CURRENT FLOATING REGASIFICATION TERMINAL CONTRACTS

GNL Escobar, Argentina
Expedient / Counterparty: Energia Argentina S.A.
Guanabara Bay LNG Terminal, Brazil
Experience / Counterparty: Petrobras
Jebel Ali LNG Import Terminal, UAE
Explorer / Counterparty: Dubai Supply Authority
Engro Elengy Terminal, Pakistan
Exquisite / Counterparty: Engro Elengy Terminal (Private)
Ruwais LNG Terminal, UAE
Express / Counterparty: Abu Dhabi Gas Industries Ltd.
Moheshkhali LNG Terminal, Bangladesh
Excellence / Counterparty: Petrobangla
Summit LNG Terminal, Bangladesh
Summit LNG / Counterparty: Summit LNG Terminal Co Ltd
Inkoo Terminal, Finland
Exemplar / Counterparty: Gasgrid
Wilhelmshaven, Germany
Excelsior / Counterparty: Federal Republic of Germany
Bahia Regasification Terminal, Brazil
Sequoia / Counterparty: Petrobras
Khor Al Zubair, Iraq
Hull 3407 / Counterparty: Iraq Ministry of Electricity
2010
2015
2020
2025
2030
2035

Competitive Strengths

We believe we are well positioned to achieve our primary business objectives and execute our business strategies based on the following competitive strengths:

•
Experienced LNG Leader and Proven Ability to Execute. We are the global leader in offshore LNG regasification services capacity and have significant experience across the LNG value chain. Our experienced team and proven LNG solutions, including the largest floating regasification terminal asset groups employed for regasification, more than 3,800 ship-to-ship transfers of LNG with over 50 LNG operators and the development or operation of 19 LNG import terminals, make us a market leader and a trusted partner for countries that seek to improve their access to energy. We have over two decades of development, construction and operational experience, making us one of the most accomplished, reliable and capable LNG companies in the industry. Our team’s in-depth experience and local presence enable us to support energy hubs by sourcing and aggregating LNG from the global market for delivery downstream, ensuring the long-term stability, reliability and independence of customers’ energy supply.
•
Well-Established Business Supported by Take-or-Pay Revenue Base. Our extensive portfolio of long-term, take-or-pay contracts provides a solid base for the Company, generating consistent revenue and cash flow with minimal exposure to commodity price volatility. Our ability to move floating regasification terminals between projects makes our baseline revenue more predictable and minimizes redeployment risk.
•
Positioned to Meet Growing Global Demand for Natural Gas. As the demand for direct access to reliable natural gas has grown worldwide, LNG regasification terminals have become a critical link in the LNG value chain. LNG provides an abundant, competitive and cleaner energy source to meet the world’s growing energy needs and improve quality of life across the globe. It is also an efficient means to displace coal and oil, which are higher carbon intensity fuels compared to natural gas. As a result, global LNG demand is expected to increase to approximately 630 MTPA by 2030 from approximately 430 MTPA in 2025, according to the S&P Global. Despite its advantages, LNG access is not readily available in many emerging markets due to the complexity of LNG import projects. We have an established reputation for developing and operating complex LNG solutions and are a trusted operator with a strong track record of bringing reliability, resiliency and flexibility to energy systems.
•
Proven Management Team. Our management team has experience in all aspects of the LNG value chain and a strong balance of technical, commercial, operational, financial, legal and management skills. Steven Kobos, our President and Chief Executive Officer, has over 25 years of experience working on complex energy and infrastructure development projects and general maritime operations, floating regasification terminals, contracting of assets, operational agreements and related project finance and tax matters, and he has helped establish Excelerate as a growing and profitable international energy company. Oliver Simpson, our Executive Vice President and Chief Commercial Officer, has over 20 years of experience in natural gas and LNG trading and chartering. Mr. Simpson is responsible for contracting and chartering floating regasification terminals, oversight of current customer contracts and relationships, sourcing and supplying LNG flows, and natural gas marketing. Dana Armstrong, our Executive Vice President and Chief Financial Officer, has over 25 years of experience leading both public and private multinational companies within the energy and biotechnology industries. Ms. Armstrong provides oversight of all global financial reporting, financial planning and analysis, accounting, treasury, tax, internal audit, treasury, information technology, and investor relations. David Liner, our Executive Vice President and Chief Operating Officer, has over 25 years of maritime experience in the oil and gas industry as well as naval architecture, charting and project management. Alisa Newman Hood, our Executive Vice President and General Counsel, has over 25 years of worldwide legal, government relations and energy policy experience. Amy Thompson, our Executive Vice President and Chief Human Resources Officer, has over 25 years of human resources experience in global oil field services organizations and has held various leadership roles in the United States and the Middle East.

Competitive Landscape

A fundamental aspect of our commercial strategy is to pursue positions aggressively in markets where we can create a foundation for lasting value creation. We utilize our integrated LNG model to expand into new markets, providing our customers with solutions to their energy needs and creating long-lasting relationships. Our competitive landscape includes the following participants:

•
Floating regasification terminal owners. As the owner and operator of the world’s largest floating regasification terminal capacity, we compete with other floating regasification terminal owners, from large public integrated companies to smaller private owners. We distinguish ourselves by providing customers with fully integrated solutions beyond just the floating regasification terminal and providing reliable services. Our asset base and expertise gives us the ability to expand our services as customer energy demands increase. This adaptable approach, focused on optimizing services based on customer needs, performing technical upgrades and offering seasonal service when required, fosters trust and long-term relationships with our customers. We believe the fundamentals supporting the floating regasification terminal business model require operators to focus on reliability, value and service, combined with disciplined expansion and growth.
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
•
LNG-to-power developers. In many of our markets, we compete with other LNG-to-power companies. Our investment strategy is focused on leveraging our floating regasification terminal expertise and local operational experience and developing relationships to drive the expansion of incremental infrastructure projects downstream of our terminals. Our focus on the LNG-to-power value chain allows us to develop higher quality projects and enhances our ability to compete for new opportunities, as our customers consider incremental investments to meet their growing energy demand needs.

Business Strategies

Our primary objective is to provide superior returns to our shareholders as a leader in global LNG infrastructure. Our assets and operations help solve global energy security, sustainability and affordability issues for our customers and the markets that they serve. In 2025, we continued to drive improvements to increase earnings by (i) completing the Acquisition in Jamaica and (ii) entering into a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal including an agreement for regasification services and LNG supply. We also continued to develop our growth project pipeline that we expect will deliver additional shareholder returns over time.

Our existing contracts provide a strategic base. Within this base, our strategy is to continue to:

•
Develop our existing business by maintaining high levels of safety and service to protect and enhance our stable, long-term contract revenue and margins. Our current markets are essential to maintaining our revenues and providing new opportunities for downstream growth. We believe that our persistent market presence positions us to compete for new growth opportunities as our customers seek new investments to meet their growing energy needs. To continue to develop our existing business, we plan to use our track record as a reliable operator and strategic commercial actions to develop a reputation as more than a floating regasification terminal provider. In order to do so, our teams place a high priority on operational excellence, safety, active management of technical obsolescence, operation and maintenance improvements, cost management and asset optimization. We operate our assets with consistently high levels of availability to provide our customers with the confidence that they can rely on us to provide natural gas, LNG, power and steam when they need it. We also plan to continue our initiative to improve returns on our existing assets by adjusting day rates to market, as we are able to, and growing our product sales within our existing customer relationships. We plan to use our current assets and their associated stable, long-term contract revenues and margins to fund our growth opportunities.
•
Grow our asset base opportunistically through selective acquisitions to expand market share. We seek to consolidate and grow our floating regasification terminal market share by evaluating acquisition and conversion opportunities, provided long-term, high margin regasification contract opportunities and utilization forecasts are sufficiently robust. We expect to take delivery of a new-build floating regasification terminal in the second quarter of 2026 to support our forecasted demand, specifically the Iraq Project, and plan to launch additional new terminals as necessary to meet the needs of our new natural gas infrastructure projects in development.

In addition, our growth strategy includes the following focal points:

•
Develop or acquire interests in LNG regasification terminals and integrated gas sales infrastructure projects. We plan to develop or acquire interests in LNG regasification terminals and other integrated natural gas infrastructure projects that may also include opportunities for LNG and natural gas sales. In addition, these prospective projects could include LNG-to power facilities. We expect these opportunities to drive additional demand for our core floating regasification terminal and terminal services business.
•
Strengthening our global LNG supply network. Our expansion into new markets offers us the opportunity to establish valuable access to a worldwide network of natural gas markets. Our network of supply contracts with, and reputation among, major LNG producers provide us with ample opportunities to grow and manage our LNG portfolio on competitive terms. We have always taken a very deliberate and structured approach to sourcing LNG supply. We primarily source LNG through long-term offtake agreements from natural gas liquefaction facilities around the world. These offtake purchase agreements allow us to link price terms directly with take-or-pay sales agreements, creating continuous take-or-pay margin on a back-to-back price basis.
•
Emphasize strategic focus and capital discipline. Following the Acquisition, we have continued to maintain a strong balance sheet and prudent approach to our capital discipline. Our growth plans will not disrupt our commitment to our disciplined investment philosophy and our systematic approach to project development. The growth opportunities we are currently pursuing offer diversity in both project maturity and project type, featuring a spectrum of final investment decision dates and project structures. We expect to invest in projects across the LNG value chain that offer attractive returns and consistent earnings. It is our aim to maintain and continue to expand our portfolio of growth opportunities that we believe will deliver sustainable and differentiated shareholder returns.

Seasonality

While most of our operations are conducted under take-or-pay arrangements, seasonal weather can affect the need for our services, particularly natural gas and LNG sales. In response, we often manage seasonal demand fluctuation in our existing markets by configuring our global operations to meet energy needs during the winters in both the northern and southern hemispheres. Changes in temperature and weather may affect both power demand and power generation mix in the locations we serve, including the portion of electricity provided through hydroelectric plants, thus affecting the need for regasified LNG. These changes can increase or decrease demand for our services and affect our financial results.

Human Capital Resources and Social Responsibility

We manage our own floating regasification terminal operations, including the employment of seafarers onboard the terminals that we operate. Our human capital is our most valuable asset. As of December 31, 2025, we had a global headcount of 1,046 colleagues, consisting of 348 full-time onshore employees and 698 seafarers. The seafarers and Belgium employees are represented by labor unions or covered under collective bargaining agreements.

All seafarers are subject to collective bargaining agreements based on their nationality and their vessel’s flag state. In addition, seafarers are covered by the Maritime Labour Convention 2006, which is a binding international agreement setting out certain employment rights for seafarers, and corresponding obligations placed on maritime employers.

We place a high premium on attracting, developing and retaining a talented and high-performing workforce. Our employees are expected to act with integrity, responsibility and compliance and we are committed to upholding governance and ethics best practices. We believe this commitment is fundamental to having a sustainable business. We offer our employees a variety of company-paid benefits, which we believe are competitive relative to others in our industry. Our onshore employees earn a base salary plus an annual bonus (short term incentive plan) with targets aligned with organizational goals. Our seafarers earn salaries and other compensation commensurate with terms outlined in their collective bargaining agreements. We believe that our relations with our employees are good.

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

We are dedicated to creating an environment where every team member feels valued and empowered to contribute their unique ideas and perspectives. As a United States (“U.S.”)-based company with global operations, we collaborate with a diverse range of colleagues, vendors, customers, partners, and local communities. The collective sum of our employees’ individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, and talent has been crucial to our success over the years.

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

Health and Safety

Health and safety are core values of Excelerate and start with protecting our employees. To safeguard our employees, contractors, and surrounding community from workplace hazards and risks, we maintain an integrated management system that includes policies, standards, procedures and controls. This system requires all applicable individuals to complete comprehensive safety and regulatory compliance training on a regular basis.

At Excelerate, we also believe in standing with communities when they need us most. In October 2025, as Jamaica faced the aftermath of Hurricane Melissa, we partnered with local and international organizations to deliver critical relief to those most affected. Through these strong partnerships, we mobilized over $1 million in aid and resources to accelerate Jamaica’s recovery efforts, including the deployment of our LNG carrier, the Excelerate Shenandoah, to transport humanitarian supplies from Cristobal, Panama, to Kingston, Jamaica.

Government Regulation

Our LNG and natural gas infrastructure assets and operations are subject to regulation under foreign or U.S. federal, state and local statutes, rules, regulations and laws, as well as international conventions. These regulations require, among other things, consultations with appropriate government agencies and that we obtain, maintain and comply with applicable permits, approvals and other authorizations for the conduct of our business. Governments may also periodically revise their laws or adopt new ones, and the effects of new or revised laws on our operations cannot be predicted. These regulations and laws increase our costs of operations and construction, and failure to comply with them could result in consequences such as substantial penalties or the issuance of administrative orders to cease or restrict operations until we are in compliance. We believe that we are in full compliance with the current regulations described below. For a discussion of risks related to government regulations, see “Risk Factors—Risks Related to Regulations.”

Floating Regasification Terminals

Our floating regasification terminals, whether in transit functioning as carriers or in port performing regasification services, are subject to the laws of their flag states (i.e., the countries where they are registered) and the local laws of the port. These laws include international conventions promulgated by the International Maritime Organization (“IMO”) to which the flag states are party. These conventions include (i) the International Convention for the Safety of Life at Sea (SOLAS) which encompasses the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, which, among other requirements, requires us, as operator, to develop an extensive safety management system that includes the adoption of health, safety, security and environmental policies and operating procedures for safety and environmental protection; (ii) the Marine Pollution Prevention (“MARPOL”) convention which regulates pollution from a variety of sources; (iii) the International Convention on Standards of Training, Certification,

and Watchkeeping for Seafarers (STCW) Convention which sets global minimum standards to ensure safety and competence at sea; and (iv) the Maritime Labor Convention (MLC) which sets global minimum standards for decent working and living conditions for seafarers.

We utilize three vessel classification societies, American Bureau of Shipping, Bureau Veritas and Lloyd’s Register, which keep us informed of the laws of our flag states and enforce them through periodic inspections, which are a prerequisite to us remaining in good standing with the classification societies.

All of our floating regasification terminals and LNG carriers are registered in Belgium, Bermuda or the Marshall Islands.

Onshore Facility and Floating Regasification Terminal Operations

With respect to the operation of our floating regasification terminals, when in port performing regasification services, and our onshore facilities, which consist of fixed infrastructure located onshore or near shore and include terminals and power plants, we are subject to the regulations of the port state or local law, as applicable. For projects in which we operate the onshore facilities, we may be responsible for obtaining associated permits. Pursuant to our charter party contracts, our customer is typically responsible for obtaining local permits relating to both the terminal and our floating regasification terminal. For certain operations where we sell or intend to sell natural gas, we are responsible for obtaining gas marketing licenses, and as we expand our natural gas sales line of business to new markets, we will be responsible for obtaining licenses in those markets.

Environmental Regulation

Our infrastructure and operations are subject to various laws, regulations and conventions relating to the protection of the environment, natural resources and human health. As per the IMO conventions mentioned above, we are subject to the amendment to Annex VI of the International Convention for the Prevention of Pollution from Ships, which limits the sulfur content in the fuel oil used onboard ships. In addition, we are also subject to the International Convention for the Control and Management of Ships’ Ballast Water and Sediments. These regulations require the installation of controls on emissions to prevent or mitigate any potential harm to human health and the environment and require certain protocols to be in place for mitigating or responding to incidents on our floating and fixed terminals.

Greenhouse Gas (“GHG”) Regulation

In 2018, the IMO adopted the IMO Greenhouse Gas Strategy (the “2018 IMO GHG Strategy”), which was its initial GHG reduction strategy and a framework for future strategies. Consistent with the 2018 IMO GHG Strategy goal of reducing GHG emissions from international shipping by at least 50% by 2050 as compared to 2008 levels, the Marine Environment Protection Committee (“MEPC”) formally adopted amendments to MARPOL Annex VI at the MEPC’s 76th session held in 2021. MEPC 76 established an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an Energy Efficiency Existing Ship Index (“EEXI”), an operational Carbon Intensity Indicator (“CII”) and an enhanced Ship Energy Efficiency Management Plan. The amendments entered into force in November 2022, requiring calculation of the EEXI to measure a ship’s energy efficiency and to initiate the collection of data for the reporting of its annual operational CII and CII rating. The MEPC’s 80th session held in July 2023 adopted a revised GHG strategy that aims to further reduce GHG emissions from international shipping. The new targets include, as compared to 2008 levels, at least a 20% reduction in emissions by 2030 (with a stretch goal of 30%) and at least a 70% reduction by 2040 (with a stretch goal of 80%) and the ultimate goal of achieving net-zero emissions by 2050. New MEPC regulations also referred to as the IMO Net-Zero Framework were expected to be finalized at the MEPC’s 83rd session in April 2025 and be formally adopted at the extraordinary MEPC session in October 2025 to become effective around mid-2027. However, due to key disagreements among member states, the committee voted to adjourn the meeting for one year, pushing the adoption to October 2026. This means the earliest possible entry into force for these amendments is now March 2028.

In September 2020, the European Parliament voted to include GHG emissions from the maritime sector in the European Union Emissions Trading System (“EU ETS”), the European Union’s carbon market. The Council of the European Union (the “Council”) formally approved European Directive 2003/87/EC and the Monitoring, Reporting and Verification Regulation 2015/757 amending the EU ETS in April 2023. Both legislative acts became effective in June 2023 and amendments became applicable in January 2024. The legislation extends the existing ETS to maritime shipping and requires sectors subject to the ETS to reduce emissions by 65% by 2030 compared to 2005 levels. Shipping companies must surrender allowances in a three-year phase-in period, increasing in scope from 40% of their verified emissions allowances in 2024, to 70% in 2025 and 100% in 2026. The EU ETS initially covers carbon dioxide emissions but has been expanded to include methane and nitrous oxide beginning in 2026, however, the reporting requirements for methane and nitrous oxide began with 2024 emissions, reported in 2025. Over the term of our current contracts within Europe, we typically can pass the costs of compliance with the EU ETS through to our customers per our long-term regasification agreements when on charter. However, after those contracts have expired, we may need to incur additional costs to reduce our emissions by implementing decarbonization strategies in order to continue to provide service within Europe.

In July 2023, the Council adopted FuelEU Maritime, a regulation aiming to support the decarbonization of the shipping industry. Upon entering into force in January 2025, the regulation increased the share of renewable and low-carbon fuels in the fuel mix of international maritime transport in the European Union (“EU”). The European Parliament, Council of the EU and the European Commission have reached an agreement on the FuelEU Maritime regulations which ensures the well-to-wake GHG emission intensity on energy used onboard ships trading in the European Union will gradually decrease over time from a two percent reduction in 2025 from the average well-to-wake GHG intensity of the fleet in 2020, increasing annually until reaching an 80% reduction in 2050. FuelEU Maritime regulates the kind of fuel that can be used and encourages the adoption of lower emission intensity fuels such as renewable and low-carbon fuels. Adoption of these alternate fuels will likely increase fuel costs due to their lower availability and require other investments in newer technology, asset modifications and crew training to utilize such fuels.

Properties

The Company leases office space around the world, including our corporate headquarters in The Woodlands, Texas. We own no material properties other than our floating and fixed terminal assets, power plant, and the related land and infrastructure assets.

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

Our principal executive offices are located at 2445 Technology Forest Blvd., Level 6, The Woodlands, Texas 77381, and our telephone number is (832) 813-7100. Our website is at www.excelerateenergy.com. We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through our investor relations website at ir.excelerateenergy.com.

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

Risk Factors Summary

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. These risks include, but are not limited to, the following:

•
unplanned issues, including time delays, unforeseen expenses, cost inflation, materials or labor shortages, which could result in delayed project startup, receipt of payment or existing or anticipated project cancellation;
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
•
our dependence upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses and make payments under the TRA; and
•
the requirement that we pay over to EE Holdings (as defined herein) most of the tax benefits we receive.

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

Failure to successfully combine our business with the Jamaica business acquired in the Acquisition, or an inaccurate estimate by us of the benefits to be realized from the Acquisition, may adversely affect our future results.

The Acquisition involves potential risks, including:

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

The expected benefits from the Acquisition may not be realized if our estimates of the potential revenues associated with the interests to be acquired by us in the Acquisition, the expected accretion to our earnings per share or increase to our operating cash flow are materially inaccurate or if we fail to identify operating problems or liabilities associated with the Jamaica business. The accuracy of our estimates of the potential take-or-pay direct margin generated by the Jamaica business is inherently uncertain. Although we conducted due diligence in connection with the Acquisition, we cannot assure you that this diligence has surfaced all material issues that may arise as a result of the Acquisition. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. The purchase agreement provides for limited recourse for problems identified after closing of the Acquisition.

Difficulties in integrating the business into the Company may result in operational and other challenges, including the diversion of management’s attention from ongoing business concerns; the attraction of new business and operational relationships; and the possibility that a failure to successfully integrate the business into our internal control over financial reporting could compromise the integrity of our financial reporting. An inability to realize the full extent of the intended benefits of the Acquisition, could have an adverse effect on our revenues and level of expenses and results of operations.

If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.

The market for LNG regasification services is competitive, and we may not be able to compete successfully.

The industry in which we operate is competitive, especially with respect to the securing of long-term LNG regasification contracts. New competitors could enter the market for floating regasification terminals and operate larger asset bases through consolidations, acquisitions or the purchase of new terminals and may be able to offer lower rates and more modern assets. Competition may also prevent us from achieving our goal of profitably expanding into other parts of the natural gas value chain.

We typically enter into long-term, fixed-rate regasification contracts with our customers. The process of securing new long-term regasification contracts is highly competitive and generally involves an intensive screening process and competitive bids, often lasting for several months. Regasification contracts are awarded based upon a variety of factors relating to the operator, including, but not limited to:

•
floating regasification terminal experience and quality of operations;
•
industry relationships and reputation for customer service and safety;
•
technical ability and reputation for operation of highly specialized assets, including floating regasification terminals;
•
quality and experience of crews;
•
financial stability;
•
construction management experience, including (i) relationships with shipyards and the ability to secure suitable berths and (ii) the ability to obtain on-time delivery of new floating regasification terminals according to customer specifications;
•
willingness to accept operational and other risks, such as allowing customer termination rights for extended operational failures and force majeure events;
•
the ability to commence operations quickly; and
•
price competitiveness.

We could face increased competition for providing storage and regasification services for LNG import projects from a number of experienced companies, including state-sponsored entities and major energy companies. While there has been limited availability of floating regasification terminals in recent years, new participants may enter the market, including companies with strong reputations and extensive resources and experience. Current market participants and new entrants may acquire existing floating regasification terminals, contract for newbuildings, or convert LNG carriers into floating regasification terminals. This increased competition may cause greater price competition for LNG regasification contracts. As a result of these factors, we may be unable to expand our relationships with existing customers or obtain new customers on a profitable basis.

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
insufficient LNG carrier capacity;
•
weather conditions and natural disasters;
•
reduced demand and lower prices for natural gas over an extended period;
•
higher LNG prices, which could make other fuels more competitive in the markets where we operate;
•
inflationary pressures;
•
increased natural gas production deliverable by pipelines in the markets where we operate, which could suppress demand for LNG;
•
decreased crude oil and natural gas exploration activities, including shut-ins and possible proration, which would decrease the production of natural gas available for liquefaction;
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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG, could result in increases in prices for natural gas or LNG or result in mark-to-market gains or losses based on the value of our LNG inventory or contractual commitments. During 2023, we recorded lower of cost or net realizable value write-downs on our LNG inventory. In addition, cyclical increased pricing of LNG has at times discouraged our customers, especially those in developing economies, from making spot purchases of LNG. Periods of higher LNG prices may also discourage potential customers from agreeing to new LNG projects in favor of other energy sources.

As an example of these factors, in February 2025, the U.S. President announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and a 10% tariff on product imports from certain countries, including China. Although certain of these tariffs have been paused or reduced, these actions have resulted, and may in the future result, in retaliatory measures on U.S. goods. Existing and newly imposed tariffs and the escalation of trade disputes could increase the volatility of the price of LNG and natural gas. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Furthermore, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

We must make substantial expenditures to maintain and replace, over the long-term, the operating capacity of our regasification terminals and associated assets, pipelines and downstream infrastructure.

Repairs, maintenance and replacement capital expenditures are required to sustain the operating capacity of our assets. These expenditures include those associated with drydocking floating regasification terminals, modifying existing floating and fixed terminals, acquiring new assets, regasification terminals or downstream infrastructure or otherwise repairing or replacing current floating and fixed terminals and associated assets or downstream infrastructure, at the end of their useful lives. These expenditures could vary significantly from quarter to quarter and could increase as a result of changes in:

•
the cost of labor and materials, including due to inflationary pressures;
•
customer requirements;
•
project size;
•
the cost of replacement assets;
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

Our success will be dependent upon our ability to enter into or renew contracts with our customers for regasification services, LNG, natural gas, and power sales and development agreements, as well as to maintain our relationships or form new relationships with customers. During 2025 and 2024, we had three and two customers, respectively, that, at times, accounted for over 10% of our revenues. Our dependence on a small number of customers means that a loss of, or other adverse actions by, any one of these customers could materially reduce our revenues. Accordingly, our near-term ability to generate cash is dependent on our customers’ continued willingness and ability to continue purchasing our services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities that are necessary to enable us to deliver regasification services or compliance with certain contractual representations and warranties in addition to payment of fees for use of our facilities. On occasion, certain customers have extended their payment timeline. Our customer contracts contain interest provisions, which we utilize when there are payment delays. However, we still may be adversely affected if customers continue to delay payment, including payment of interest. For more information regarding the material terms of the contracts with our customers, see “Business—Terminal Services Customers and Contracts,” and for more information regarding the risks related to termination of the contracts with our customers, see “—Our contracts with our customers are subject to termination under certain circumstances,” below.

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

We may experience operational problems with floating regasification terminals or our other facilities that could reduce revenue, increase costs or lead to termination of our customer contracts.

LNG import terminals and power plants are complex and their operations are technically challenging. The operation of our facilities may be subject to mechanical risks. Operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Moreover, pursuant to each customer contract, our facilities must maintain certain specified performance standards, which may include a guaranteed delivery of regasified LNG or power, consumption of no more than a specified amount of fuel or a requirement not to exceed a maximum average daily LNG cargo boil-off. If we fail to maintain these standards, we may be liable to our customers for reduced compensation, damages and certain liquidated damages payable under the charterer’s contract with its customer, and in certain circumstances, our customers may terminate their respective contracts with us.

The operation of LNG and natural gas infrastructure assets is inherently risky, and an incident involving health, safety, property or environmental consequences involving any of our assets could harm our reputation, business and financial condition.

Our facilities, our LNG and natural gas inventory, and the LNG infrastructure to which we are interconnected, are at risk of being damaged or lost because of events such as:

•
marine disasters;
•
piracy;
•
environmental incidents or pollution;
•
bad weather, including tropical cyclones;
•
mechanical failures;
•
grounding, fire, explosions and collisions;
•
cargo and property losses or damage;
•
human error; and
•
war and terrorism.

An accident or incident involving any of our floating or fixed terminals or other facilities or the LNG infrastructure to which we are interconnected could result in any of the following:

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

If our floating or fixed terminals or other facilities suffer damage, they may need to be repaired, which could result in us incurring repair costs and/or a loss of earnings. The costs of floating or fixed terminal and other infrastructure repairs are unpredictable and can be substantial. We may have to pay repair costs that our insurance policies do not cover, for example, due to insufficient coverage amounts or the refusal by our insurance provider to pay a claim.

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
•
failure to deliver or commission a terminal at the start of a project;
•
loss of or requisition of a floating regasification terminal;
•
the occurrence of an insolvency event; and
•
the occurrence of certain uncured, material breaches.

Additionally, some customers may terminate their contracts in advance upon expiration of a specified time period and payment of associated early termination fees.

We may not be able to replace these contracts on desirable terms, or at all, if they are terminated prior to the end of their terms. Contracts that we enter into in the future may contain similar provisions. In addition, our customers may choose not to extend existing contracts. As a result, we may have underutilized assets and additionally, under charters for any floating regasification terminals we do not own, we will still be obligated to make payments to their owners regardless of use.

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

Floating regasification terminals and LNG carriers require technically skilled officers and crews with specialized training. As our number of floating regasification terminals and LNG carriers has grown, the demand for technically skilled officers and crews has increased, which could lead to a shortage of such personnel. A material decrease in the supply of technically skilled officers and crew, including as a result of wars and conflicts and government responses thereto, or our inability or that of our floating regasification terminal and LNG carrier managers to attract and retain such qualified officers and crew could impair our ability to operate or increase crewing costs, which would materially adversely affect our business, financial condition and results of operations.

In addition, we operate in certain countries, including Argentina and Brazil, that require us to hire a certain percentage of local personnel to crew the floating regasification terminals, and we may expand our operations to countries with similar requirements. Any inability to attract and retain qualified local crew members could adversely affect our business, results of operations and financial condition.

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

Governments could requisition our assets during a period of war or emergency resulting in a loss of earnings.

Governments of the port states where our floating regasification terminals are located could requisition for title, requisition for hire or seize our assets. Generally, requisitions occur during a period of war or emergency, including an emergency declared by a government. Although our contracts generally entitle us to compensation from our customer in the event of a requisition of one or more of our assets, the amount and timing of payments, if any, would be uncertain. A government requisition of one or more of our assets may cause us to breach covenants in certain of our credit facilities.

Information system failures, or cybersecurity incidents could adversely affect us.

We rely on accounting, financial, operational, management and other information systems to conduct our operations, including our floating regasification terminal and carrier operations. Our information systems and those of our third-party service providers we rely upon to conduct operations are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, malware (including ransomware), social engineering attacks (including phishing), artificial intelligence (“AI”)-assisted attacks, denial of service attacks, disruptions from misconfigurations, unauthorized use of or access to computer systems, natural disasters, usage errors by our employees and other related risks. In recent years, the frequency and severity of cyber-attacks have significantly increased, and this trend is expected to continue to accelerate on a global basis as threat actors are becoming increasingly sophisticated in using techniques and tools including AI that circumvent security controls, evade detection and remove forensic evidence. Any cybersecurity incident or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business. For example, we or our customers, suppliers or third-party service providers may be subject to retaliatory cyberattacks perpetrated by nation states, including those in response to ongoing conflicts such as the Russia-Ukraine and Israel-Hamas wars and heightened geopolitical challenges.

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

In particular, our floating regasification terminals and LNG carriers rely on information and operational systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications, regasification and cargo management. This sensitive data, on which we and our customers rely, may be subject to improper disclosure or fabrication by AI and machine learning technologies on systems external to ours. AI and machine learning technology may also be flawed, and data sets used in generative AI may be insufficient or contain biased, incorrect or incomplete information. If cybersecurity threats are not recognized or detected until they have been launched, we may be unable to anticipate these threats and may not become aware in a timely manner of such security incident, which could exacerbate any damage we experience. A compromise or disruption to the information or operational systems of any of our floating regasification terminals and LNG carriers could lead to, among other things, incorrect routing, collision, grounding, propulsion failure and/or damage to the asset and crew. In addition to costs associated with investigating and fully disclosing an incident, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed. The safety and security measures we have in place at our facilities to secure them against cyberattacks and disruption to their information and operational systems may not be sufficient. We may also be required to expend additional resources in order to strengthen the cybersecurity measures we have implemented, or to investigate any vulnerabilities, which would increase its costs.

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

LNG infrastructure asset values may fluctuate substantially, and a decline in values may result in impairment charges, the breach of our financial covenants or a loss on the assets, if these values are lower at a time when we are attempting to dispose of the assets.

Values for LNG infrastructure assets can fluctuate substantially over time due to a number of different factors, including:

•
prevailing economic conditions in the LNG, shipping, natural gas and energy markets;
•
a substantial or extended decline or increase in demand for LNG;
•
increases in the supply of holding capacity;
•
the age of the facilities;
•
the remaining term on existing customer contracts; and
•
the cost of retrofitting or modifying existing terminals, as a result of technological advances in design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

If a regasification contract terminates, we may be unable to re-deploy the affected floating regasification terminal at attractive rates and, rather than continue to incur costs to maintain and finance the terminal, we may seek to dispose of the terminal. Our inability to dispose of a terminal at a reasonable value could result in a loss on the sale and adversely affect our ability to purchase a replacement terminal, our financial condition and our results of operations. A decline in the value of our floating regasification terminals may also result in impairment charges or the breach of certain of the ratios and financial covenants we are required to comply with in our credit facilities.

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

Weather events such as storms and collateral effects, or other disasters such as explosions, fires, seismic events, floods or accidents, could result in damage to our facilities, interruption of our operations or our supply chain and delays or cost increases in the construction and the development of our planned facilities and higher repair and maintenance costs. Effects of changes in the global climate, such as increased frequency and severity of storms, floods and rising sea levels could have an adverse effect on our marine and coastal operations.

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

Our operations are affected by extensive and changing international treaties and conventions as well as national and local environmental protection, health, safety and maritime conduct laws and regulations, including those in force in international waters, the jurisdictional waters of the countries in which our floating regasification terminals and LNG carriers operate, the onshore territories in which our facilities are located, and Belgium, Bermuda and the Marshall Islands where our floating regasification terminals and LNG carriers are registered. These include rules governing response to and liability for oil spills, discharges to air and water, maritime transport of certain materials, discharge of ballast water and the handling and disposal of hazardous substances and wastes. In addition, our floating regasification terminals and LNG carriers are subject to safety and other obligations under law and the requirements of the classification societies that issue safety and seaworthiness certifications.

The operation of our floating regasification terminals and LNG carriers is affected by the requirements set forth in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”). The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. If we fail to comply with the ISM Code, we may be subject to increased liability, our existing insurance coverage for our affected floating regasification terminals or LNG carriers may be invalidated or the availability of insurance coverage may decrease, and such issues may result in a denial of access to, or detention in, certain ports.

Compliance with and limitations imposed by these laws, regulations, treaties, conventions, and other requirements, and any future additions or changes to such laws or requirements, may increase our costs or limit our operations and have an adverse effect on our business. Failure to comply can result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations, including, in certain instances, seizure or detention of our assets. In addition, these requirements can affect the resale value or useful lives of our assets, require a reduction in cargo capacity, necessitate ship modifications or operations changes or lead to decreased availability of insurance coverage for environmental matters. The heightened environmental, quality and security concerns of insurance underwriters, regulators and charterers may generally lead to additional regulatory requirements, including enhanced risk assessment and security requirements, as well as greater inspection and safety requirements on all LNG carriers in the marine transportation market. These requirements are likely to add incremental costs to our operations, and the failure to comply with these requirements may affect the ability of our ships to obtain and, possibly, recover from, insurance policies or to obtain the required certificates for entry into the different ports where we operate.

Some environmental laws and regulations, such as the U.S. Oil Pollution Act of 1990 (“OPA”), provide for potentially unlimited joint, several and strict liability for owners, operators and demise or bareboat charterers for oil pollution and related damages. OPA applies to discharges of any oil from a ship in U.S. waters, including discharges of fuel and lubricants from an LNG carrier, even if the ships do not carry oil as cargo. In addition, many states in the United States bordering a navigable waterway have enacted legislation providing for potentially unlimited strict liability without regard to fault for the discharge of pollutants within their waters. We also are subject to other laws outside the United States and international conventions that provide for an owner or operator of carriers to bear strict liability for pollution.

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

None of our floating regasification terminals or LNG carriers have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our floating regasification terminals to third parties, we conduct comprehensive due diligence of the charterer and include prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations.

Climate change concerns and GHG regulations and impacts may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions from vessels. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. Although the emissions of greenhouse gases from international shipping currently are not subject to the international treaty on climate change known as the Paris Agreement, a new treaty or IMO regulations may be adopted in the future that includes restrictions on shipping emissions. For example, the IMO adopted a revised strategy in July 2023 (the “2023 IMO GHG Strategy”) which calls for a goal of net zero emissions from international shipping by 2050, an increase in ambition compared to a goal of a 50% reduction in the 2018 GHG Strategy. The 2023 IMO GHG Strategy includes indicative checkpoints set at reducing GHG emissions from international shipping and sets a target of at least 5% (with a stretch goal of 10%) uptake of zero or near-zero GHG emission technologies, fuels and/or energy sources by 2030. Consistent with these goals, the IMO’s MEPC agreed upon draft amendments to MARPOL Annex VI that would establish an enforceable regulatory framework to reduce GHG emissions from international shipping, consisting of technical and operational carbon reduction measures, including use of an EEXI, an operational CII and an enhanced Ship Energy Efficiency Management Plan. Such legislation or regulations have required and may in the future require additional capital expenditures or operating expenses, such as increased costs for low-sulfur fuel needed to meet IMO 2020 requirements, for us to maintain compliance with international and/or national regulations.

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

The European Union has indicated it intends to implement regulations to limit emissions of greenhouse gases from vessels if such emissions are not regulated through the IMO and, in September 2020, the European Parliament approved draft legislation that would put in place measures to address GHG emissions from shipping. Further, in July 2021, the European Commission adopted a series of legislative proposals on how it intends to achieve climate neutrality in the European Union by 2050 (Fit for 55 Package). Beginning January 2024, the EU ETS applies to cargo and passenger ships of 5,000 gross tonnage and above and requires ship operators to pay for the GHG emissions during their voyages to, from and between EU ports. This regulation will be applicable to our ships operating in the EU. There is also an initiative to increase the demand and deployment of renewable alternative transport fuels, and a proposal to review the Energy Taxation Directive with regard to the current exemption of fuel used by ships from taxation. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and maintaining our assets and could require us to make significant financial expenditures that we cannot predict with certainty at this time. Further, our business may be adversely affected to the extent that climate change results in sea level changes or more intense weather events.

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

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock and Class B Common Stock, $0.001 par value per share (“Class B Common Stock”), are entitled to one vote per share. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by our amended and restated certificate of incorporation or by applicable law. Kaiser, through his ownership of EE Holdings, indirectly owns 100% of our Class B Common Stock (representing 71.9% of the total combined voting power of our Class A Common Stock and Class B Common Stock).

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

Kaiser, through his indirect beneficial ownership of all of our outstanding Class B Common Stock, controls approximately 71.9% of the total combined voting power of our outstanding Class A Common Stock and Class B Common Stock, which gives him the ability to prevent a potential takeover of our company. If a change in control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

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

Risks Related to the Financing of Our Business

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2030 Notes (as defined herein), and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the 2030 Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Amended Credit Agreement and the Indenture (as defined herein) restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we are a holding company and conduct our operations through our subsidiaries, certain of which will not be guarantors of the 2030 Notes or our other indebtedness. In relation to our debt that is repayable with a “balloon” payment on maturity (such as the 2030 Notes), our ability to make such payments at maturity will depend upon our ability to generate sufficient cash from operations, obtain additional equity or debt financing or sell assets. Accordingly, repayment of our indebtedness, including the 2030 Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 2030 Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the 2030 Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2030 Notes. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Indenture and the Amended Credit Agreement limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2030 Notes.

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

As of December 31, 2025, we had outstanding principal on long-term debt to third parties of $936.3 million and principal on long-term debt to related parties of $162.0 million. In addition, as of December 31, 2025, we had finance lease liabilities to third parties of $170.0 million. For more information regarding our long-term debt and lease liabilities, including applicable interest rates, maturity dates and security interests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” If we acquire additional assets or businesses or enter into new credit facilities, our consolidated debt may significantly increase.

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

Our financing agreements are secured by certain of our floating regasification terminals and contain operating and financial restrictions and covenants that may restrict our business, financing activities and ability to pay dividends to our stockholders.

Our obligations under our financing arrangements, including the Amended Credit Agreement (as defined herein), are secured by various forms of collateral, including, but not limited to, pledged or assigned customer contracts and certain of our floating regasification terminals and guaranteed by our subsidiaries holding the interests in our floating regasification terminals. Our loan agreements impose, and future financial obligations may impose, significant operating and financial restrictions on us. These restrictions may require the consent of our lenders, or may prevent or otherwise limit our ability to, among other things:

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
•
incur or make any capital expenditures; or
•
materially amend or terminate our customer contract for the floating regasification terminals that secure the financing.

Our loan agreements and lease financing arrangements also require us to maintain specific financial levels and ratios, including, as applicable, minimum amounts of available cash, minimum levels of stockholders’ equity, minimum consolidated interest coverage, maximum consolidated total leverage, maximum loan amounts to value, and collateral asset maintenance coverage. If we were to fail to maintain these levels and ratios without obtaining a waiver of covenant compliance or modification to the covenants, we would be in default of our loans and lease financing agreements, which, unless waived by our lenders, could provide our lenders with the right to require us to increase the minimum value held by us under our equity and liquidity covenants, increase our interest payments, pay down our indebtedness to a level where we are in compliance with our loan covenants, sell assets or reclassify our indebtedness as current liabilities and could allow our lenders to accelerate our indebtedness and foreclose their liens on our assets, which could result in the loss of our assets. If our indebtedness is accelerated, we may not be able to refinance our debt or obtain additional financing, which would impair our ability to continue to conduct our business. Refinanced credit facilities and future credit facilities may also contain financial and operating covenants that are more restrictive than our current set of financial covenants.

Events beyond our control, including changes in the economic and business conditions in the industry in which we operate, interest rate developments, changes in the funding costs of our banks, changes in our asset’s earnings and asset valuations, geopolitical landscapes or tensions, and outbreaks of epidemic and pandemic diseases, may affect our ability to comply with these covenants. While we are in compliance with all covenants as of December 31, 2025, we cannot provide any assurance that we will continue to meet these ratios or satisfy our financial or other covenants or that our lenders will waive any failure to do so.

Certain investors, lenders and other market participants may scrutinize our ESG policies, which may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance (“ESG”) policies and expectations in this area are rapidly evolving. Certain investor advocacy groups, institutional investors, investment funds, lenders and other market participants are focused on ESG practices, placing importance on the perceived implications and social cost of their investments. The focus and activism related to ESG and similar matters from these market participants may hinder access to capital, as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, costs related to litigation and the business, financial condition or stock price of such a company could be materially and adversely affected. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our brand and reputation and negatively affect our business.

We may face pressures from certain investors, lenders and other market participants, who are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us. Any such implementation may require us to make additional investments in facilities and equipment, require us to incur additional data and/or preparation of disclosures and associated internal controls, which may, in turn, adversely impact our business, operating results, and financial condition. Additionally, our customers or service providers may be subject to similar requirements, which may augment or create additional risks.

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

Our statements and policies related to sustainability and other ESG goals, objectives and priorities reflect our current plans and do not constitute a guarantee that they will be achieved or fulfilled. Our efforts to research, establish, accomplish and accurately report on these goals, objectives and priorities expose us to numerous operational, reputational, financial, legal and other risks. In particular, our ability to achieve any stated goal, objective and priority, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters, now and in the future, may not always comply with evolving and disparate standards for identifying, measuring and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. In March 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. The SEC issued final rules in March 2024, however, one month later it issued an indefinite stay of the rules pending litigation over the rules. Subsequently in March 2025, the SEC voted to end its defense of these rules in court. As the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements change, including the SEC’s proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Similarly, in January 2023, the European Union enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of ESG topics for both EU and non-EU companies that meet certain financial thresholds. In July 2024, the EU’s Corporate Sustainability Due Diligence Directive entered into force, which requires both EU and non-EU companies to identify, address, and report on the impact of their operations and supply chains on human rights and the environment. Numerous jurisdictions around the world have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards, or the recommendations of the Task Force on Climate-Related Financial Disclosures. Furthermore, attention to climate change risks has resulted in an increased possibility of governmental investigations and additional private litigation without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect our businesses. For example, governments and private parties are also increasingly filing lawsuits or initiating regulatory action alleging misrepresentation regarding climate change and other ESG related matters and practices or a failure or lack of diligence to meet publicly stated sustainability or climate-related goals. While we are currently not a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

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

Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real, Bangladeshi taka, and Jamaican dollar, which could affect the amount of net income that we report in future periods. At times, revenue may be generated in local currency, which could be subject to currency fluctuations and devaluations. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Brazilian real has experienced significant fluctuations relative to the U.S. dollar in the past and the Argentine peso has devalued significantly against the U.S. dollar, from about six Argentine pesos per dollar in December 2013 to approximately 1,500 Argentine pesos per dollar in October 2025. Depending on the relative impact of other variables and risks affecting our operations, the continued depreciation of the Argentine peso, the instability of the Argentine economy and actions taken by the Argentine government in response, including the possible dollarization of the economy, may have a negative impact on our business in Argentina.

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

We have significant working capital requirements, primarily driven by the delay between the purchase of LNG and payment for LNG, natural gas, or power and the extended payment terms that we offer our customers. Differences between the date when we pay our suppliers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, such as the development of our facilities, which may harm our business, financial condition and results of operations.

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

We will be required to pay over to EE Holdings most of the tax benefits available to us in respect of our acquisition of interests of EELP, and the amount of those payments are expected to be substantial.

We are party to the TRA with EE Holdings and the George Kaiser Family Foundation (the “Foundation”). The TRA provides for payment by us to EE Holdings of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP, including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “IPO Vessels”) that existed as of the time of the Initial Public Offering or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to Excelerate entering into the TRA, including tax benefits attributable to payments that Excelerate makes under the TRA. We will retain the benefit of the remaining 15% of these deemed net cash tax savings.

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate the TRA (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. The actual future payments to EE Holdings will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the TRA. Any distributions that EELP makes to us will generally require EELP to make distributions to the other owners of EELP pro rata based on ownership of EELP interests. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, we may need to incur debt to finance payments under the TRA.

The amount and timing of any payments under the TRA will vary depending on a number of factors, including the price of our Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local as well as the foreign tax rates then applicable; the amount of each exchanging partner’s tax basis in its interests at the time of the relevant exchange; the depreciation and amortization periods that apply to the assets of EELP and its subsidiaries; the timing and amount of any earlier payments that we may have made under the TRA and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of EELP attributable to the exchanged EELP interests and certain other tax benefits (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of the IPO Vessels), the payments that we will be required to make to the holders of rights under the TRA could be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by EELP are not sufficient to permit us to make payments under the TRA.

In certain circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.

The TRA provides that if (i) we exercise our right to early termination of the TRA in whole (that is, with respect to all benefits due to EE Holdings) or in part (that is, with respect to some benefits due to EE Holdings), (ii) we experience certain changes in control, (iii) the TRA is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the TRA within 180 days after the due date or (v) we materially breach our obligations under the TRA, we will be obligated to make an early termination payment to holders of rights under the TRA equal to the present value of all payments that would be required to be paid by us under the TRA. The amount of such payments will be determined on the basis of certain assumptions in the TRA, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the TRA, (ii) the assumption that any item of loss, deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local as well as foreign tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any interests of EELP (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A Common Stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.

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

We have historically declared and paid cash dividends on and made repurchases of our Class A Common Stock. Any determination to pay dividends to holders of our Class A Common Stock or make repurchases of Class A Common Stock in the future will be subject to applicable law, the terms of any applicable governing documents and agreements and at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the Amended Credit Agreement, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock or our ability to repurchase our common stock.

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

These processes include analyzing potential risks from the use of IT components and our use of third-party service providers, engaging third-party service providers to identify potential cybersecurity threats, conducting penetration tests to detect vulnerabilities, conducting employee trainings, monitoring network activities, ensuring patches are applied timely, analyzing and reacting to threat intelligence, and layering controls to prevent unauthorized access to IT assets. To date, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition.

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

The cyber risk management program is overseen by our CIO who has over 20 years of experience in leading all aspects of IT. This is done in coordination with our Director – IT Security, who has over 25 years of experience in cybersecurity and other IT security roles, including the management of cybersecurity and compliance teams.

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

Item 3. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part II. Item 8. Financial Statements and Supplementary Data—Note 23 – Commitments and contingencies in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, is listed on the NYSE under the symbol “EE.” As of February 17, 2026, there were two stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 17, 2026, there were 32,045,511 shares of Class A Common Stock outstanding.

There is no market for our Class B Common Stock, $0.001 par value per share. As of February 17, 2026, we had one holder of record of our Class B Common Stock. As of February 17, 2026, there were 82,021,389 shares of Class B Common Stock outstanding.

Stock Performance Graph

The graph below compares the cumulative return to holders of our Class A Common Stock, the S&P 500 and the Vanguard Energy Index Fund during the period beginning with our IPO and ending on December 31, 2025. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A Common Stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
$50.00
4/12/2022
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Excelerate Energy, Inc. (EE)
S&P 500 (^GSPC)
Vanguard Energy Index Fund (VDE)

	April 12, 2022	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Excelerate Energy, Inc.	$100	$104.57	$64.87	$127.72	$119.63
S&P 500	$100	$87.31	$108.47	$133.75	$155.67
Vanguard Energy Index Fund	$100	$114.11	$114.12	$121.83	$130.45

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the Securities and Exchange Commission SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend and Distribution Policy

During 2025, our board of directors declared four cash dividends with respect to the quarters ended December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025, totaling $0.28 per share of Class A Common Stock. In the first quarter of 2026, our board of directors also declared a cash dividend with respect to the quarter ended December 31, 2025 of $0.08 per share of Class A Common Stock.

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

The Amended Credit Agreement restricts the ability of our subsidiaries, including EELP, to pay dividends and distributions to us. There are exceptions that allow our subsidiaries and us to pay such dividends and distributions, including: (i) the ability to make distributions and dividends so long as, at the time thereof and immediately after giving effect thereto, no default or event of default is ongoing under the Amended Credit Agreement, liquidity is not less than $200.0 million and the leverage ratio (calculated pursuant to the terms of our new credit facility) is less than or equal to 3.25 to 1.00; (ii) the ability of EELP to make to us, no more than once per fiscal quarter, distributions and dividends in an aggregate amount, for all such distributions and dividends in any fiscal year, not to exceed 3.0% of the aggregate value (calculated on price-per-share basis) of our issued and outstanding equity interests, so long as, no default or event of default is ongoing under our new credit facility; (iii) the ability of our subsidiaries to make distributions and dividends to parent entities (including us) in order to reimburse such parent entity for the costs and expenses of being a public company (such as costs and expenses related to compliance with SEC reporting and other requirements, the preparation of financial statements and services rendered by auditors, and other similar costs and expenses); and (iv) the ability of our subsidiaries to make distributions to us in respect of certain taxes and any applicable obligations arising under the TRA. In addition, financing arrangements related to two of our floating regasification terminals and one of our projects allow the lower-tier entities to make distributions to EELP, as long as the applicable entity is in compliance with financial covenants, including coverage ratios, and no event of default has occurred thereunder.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2025.

Repurchase of Equity Securities by Issuer

In December 2025, the Company’s board of directors approved a share repurchase program to purchase up to $75.0 million of its Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions. No shares were repurchased during the year ended December 31, 2025.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part 1, Item 1A, of this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”). Please also see the section titled “Forward-Looking Statements” in this Annual Report.

Overview

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) owns and operates liquefied natural gas (“LNG”) and natural gas infrastructure assets. Once natural gas is liquefied, it needs an inlet into the countries where it will be consumed – Excelerate provides that home for LNG. Our assets are the receiving points across the globe for LNG, which we convert back into natural gas through the process of regasification. That natural gas is then used by us, our customers, or other end users further downstream for lower carbon emitting power generation or direct energy consumption. At Excelerate, we believe that access to energy sources such as LNG is critical to assist countries in growing their economies, enhancing their energy security, and advancing their decarbonization efforts.

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of December 31, 2025, we control or operate 11 floating regasification terminals, one onshore regasification terminal and a combined heat and power plant. We have one new floating regasifiation terminal currently being constructed by Hyundai Heavy Industries in South Korea, which we expect to take delivery of in the second quarter of 2026. It will be utilized in a five-year regasification and LNG supply agreement with Iraq’s Ministry of Electricity, which we expect to commence in the third quarter of 2026.

Our business spans the globe, with a regional presence in 14 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Iraq, Jamaica, Pakistan, the United Arab Emirates (“UAE”), and the United States. As of December 31, 2025, we have completed more than 3,800 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 8,000 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the year ended December 31, 2025, we generated revenues of $1,228.3 million, net income of $167.0 million and adjusted earnings before income tax, depreciation, and amortization (“Adjusted EBITDA”) of $449.3 million. For the year ended December 31, 2024, we generated revenues of $851.4 million, net income of $153.0 million and Adjusted EBITDA of $348.2 million. For the year ended December 31, 2023, we generated revenues of $1,159.0 million, net income of $126.8 million and Adjusted EBITDA of $346.8 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Recent Business Updates

Iraq

In October 2025, we executed a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal, which will be located at the Port of Khor Al Zubair. The integrated project includes a five-year agreement for regasification services and LNG supply with a customer extension option, and a minimum contracted offtake of 250 million standard cubic feet per day (“MMscf/d”).

Acquisition

In May 2025, we closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica for approximately $1,026.5 million in cash, which was subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and liquefied natural gas and fuel inventory (the “Acquisition”). Under the terms of the purchase agreement, we acquired 100% of the operating interests in three facilities, as well as the operations, pipelines and infrastructure associated therewith: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant. The Acquisition was funded with the Debt Offering (as defined herein), the Equity Offering (as defined herein), and cash on hand.

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

Recent Trends and Outlook

Natural gas and LNG prices fell in European and Asian markets during the fourth quarter of 2025 as compared to the third quarter of 2025. Dutch Title Transfer Facility (“TTF”) and Japan Korea Marker (“JKM”) reported average fourth quarter prices of $10.20 per million British thermal units (“MMBtu”) and $10.29 per MMBtu, respectively, which decreased compared to TTF and JKM prices of $11.70 per MMBtu and $11.84 per MMBtu, respectively, in the third quarter of 2025. Meanwhile, average Henry Hub prices increased from $3.14 per MMBtu in the third quarter of 2025 to $4.22 per MMBtu in the fourth quarter of 2025.

Global LNG trade in 2025 expanded at a modest rate, increasing from 420 million tonnes per annum (“MTPA”) in 2024 to 444 MTPA in 2025. United States policy shifts continue to play a major role in global LNG supply expectations. With the lifting of the DOE non‑FTA export permit pause in January 2025, U.S. LNG development regained momentum and supported a wave of new final investment decisions (“FID”). 2025 became the second‑highest year on record for LNG liquefaction FIDs, with 102 MTPA sanctioned. This surge in sanctioned capacity was led overwhelmingly by U.S. projects, which accounted for approximately 87% of global incremental LNG supply in 2025.

We believe the evolving LNG market dynamics in 2025 continued to strongly support our growth strategy. The combination of heightened global focus on energy security and the ongoing transition toward cleaner‑burning fuels has driven sustained demand for LNG across Europe, Asia, and emerging markets. Countries have accelerated their efforts to diversify away from coal and Russian pipeline gas. Approximately 230 million tonnes (“MT”) of incremental LNG supply is expected to come online by 2030, and 2025 marked the beginning of a material step‑up in new liquefaction capacity, a trend that is expected to make LNG more affordable and accessible.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of compensation and other employee-related costs for personnel engaged in executive management, sales, finance, legal, tax and human resources. Selling, general and administrative expenses also consist of expenses associated with office facilities, information technology, external professional services, business development, legal costs and other administrative expenses.

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

Net income (loss) attributable to non-controlling interest

Net income (loss) attributable to non-controlling interests includes earnings allocable to our shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock”), as well as earnings allocable to the third-party equity ownership interests in our subsidiaries, Excelerate Energy Bangladesh, LLC and Excelerate Albania Holding Sh.p.k.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Acquisition

We closed on the Acquisition in May 2025, therefore our results of operations for the year ended December 31, 2025 only contain a partial period of Jamaican operating results. Results of operations for the years ended December 31, 2024 and 2023 do not contain the results of Jamaican operations.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure included as a supplemental disclosure because we believe it is a useful indicator of our operating performance. We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization expense, accretion, non-cash long-term incentive compensation expense and items such as charges and non-recurring expenses that management does not consider as part of assessing ongoing operating performance.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years ended December 31,
	2025	2024	2023
	(In thousands)
Terminal services	$596,628	$612,164	$506,810
LNG, gas and power	631,635	239,273	652,153
Cost of LNG, gas and power	(537,827)	(227,745)	(518,394)
Operating expenses	(183,705)	(215,610)	(228,165)
Depreciation and amortization expense	(111,322)	(98,939)	(114,323)
Gross Margin	$395,409	$309,143	$298,081
Depreciation and amortization expense	111,322	98,939	114,323
Adjusted Gross Margin	$506,731	$408,082	$412,404

	Years ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$167,018	$153,034	$126,844
Interest expense	94,138	61,022	66,995
Provision for income taxes	27,894	26,099	33,247
Depreciation and amortization expense	111,322	98,939	114,323
Accretion expense	2,750	1,856	1,774
Long-term incentive compensation expense	11,988	7,245	3,639
Transition and transaction expenses	34,233	—	—
Adjusted EBITDA	$449,343	$348,195	$346,822

Consolidated Results of Operations

Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Revenues
Terminal services	$596,628	$612,164	$506,810	$(15,536)	$105,354
LNG, gas and power	631,635	239,273	652,153	392,362	(412,880)
Total revenues	1,228,263	851,437	1,158,963	376,826	(307,526)
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	537,827	227,745	518,394	310,082	(290,649)
Operating expenses	183,705	215,610	228,165	(31,905)	(12,555)
Depreciation and amortization	111,322	98,939	114,323	12,383	(15,384)
Selling, general and administrative	94,487	94,148	87,476	339	6,672
Transition and transaction expenses	34,233	—	—	34,233	—
Total operating expenses	961,574	636,442	948,358	325,132	(311,916)
Operating income	266,689	214,995	210,605	51,694	4,390
Other income (expense)
Interest expense	(81,206)	(47,365)	(52,468)	(33,841)	5,103
Interest expense – related party	(12,932)	(13,657)	(14,527)	725	870
Earnings from equity method investments	2,337	2,247	883	90	1,364
Other income, net	20,024	22,913	15,598	(2,889)	7,315
Income before income taxes	194,912	179,133	160,091	15,779	19,042
Provision for income taxes	(27,894)	(26,099)	(33,247)	(1,795)	7,148
Net income	167,018	153,034	126,844	13,984	26,190
Less net income attributable to non-controlling interests	127,819	120,156	96,432	7,663	23,724
Net income attributable to shareholders	$39,199	$32,878	$30,412	$6,321	$2,466
Additional financial data:
Gross Margin	$395,409	$309,143	$298,081	$86,266	$11,062
Adjusted Gross Margin	506,731	408,082	412,404	98,649	(4,322)
Adjusted EBITDA	449,343	348,195	346,822	101,148	1,373

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net income

Net income was $167.0 million for the year ended December 31, 2025, an increase of $14.0 million, as compared to $153.0 million for the year ended December 31, 2024. Net income was higher primarily due to the addition of Jamaica operating income ($43.5 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.8 million), an increase in LNG, gas and power sales opportunities ($12.4 million), extended commissioning time for our power barge assets in Albania in 2024 ($10.2 million), a decrease in personnel costs in Argentina ($6.0 million), and a decrease in foreign exchange losses ($3.0 million), partially offset by an increase in interest expense due to our new 2030 Notes (as defined herein) net of the effects of the Term Loan Facility (as defined herein) paydown ($36.6 million), transition and transaction costs incurred as a result of the Acquisition ($34.2 million), a decrease in interest income ($5.8 million), and a decrease in the tax provision ($1.8 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $395.4 million for the year ended December 31, 2025, an increase of $86.3 million, as compared to $309.1 million for the year ended December 31, 2024. For the year ended December 31, 2025, Adjusted Gross Margin was $506.7 million, an increase of $98.6 million, as compared to $408.1 million for the year ended December 31, 2024. Gross Margin and Adjusted Gross Margin were higher primarily due to the Acquisition ($71.5 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.8 million), an increase in LNG, gas and power sales opportunities ($12.4 million) and a decrease in personnel costs in Argentina ($6.0 million). Gross Margin was also higher due to extended commissioning time for our power barge assets in Albania in 2024 ($10.2 million), partially offset by the addition of depreciation and amortization in Jamaica ($25.9 million).

Adjusted EBITDA

Adjusted EBITDA was $449.3 million for the year ended December 31, 2025, an increase of $101.1 million, as compared to $348.2 million for the year ended December 31, 2024. Adjusted EBITDA was higher primarily due to the Acquisition ($69.9 million), the drydocking of Summit LNG and Excellence in the first three months of 2024 ($17.8 million), an increase in LNG, gas and power sales opportunities ($12.4 million), a decrease in personnel costs in Argentina ($6.0 million), and a decrease in foreign exchange losses ($3.0 million), partially offset by a decrease in interest income ($5.8 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

Terminal services

Terminal services revenues were $596.6 million for the year ended December 31, 2025, a decrease of $15.6 million as compared to $612.2 million for the year ended December 31, 2024. Terminal services revenues were lower primarily due to lower reimbursable costs and to the recognition of deferred revenue for the drydocking of Summit LNG in the first quarter of 2024, which occurs when we drydock either of our two floating regasification terminals accounted for as a sales-type lease.

LNG, gas and power revenues

LNG, gas and power revenues were $631.6 million for the year ended December 31, 2025, an increase of $392.3 million, as compared to $239.3 million for the year ended December 31, 2024. The increase was primarily due to the Acquisition and higher LNG, gas and power revenues in North America, Asia Pacific and Europe.

Cost of LNG, gas and power

Cost of LNG, gas and power was $537.8 million for the year ended December 31, 2025, an increase of $310.1 million, as compared to $227.7 million for the year ended December 31, 2024. The increase was primarily due to the Acquisition and increased LNG, gas and power sales opportunities in North America, Asia Pacific and Europe.

Operating expenses

Operating expenses were $183.7 million for the year ended December 31, 2025, a decrease of $31.9 million, as compared to $215.6 million for the year ended December 31, 2024. The decrease in operating expenses was primarily due to drydock costs on Summit LNG in the first quarter of 2024 and decreased personnel costs in Argentina.

Depreciation and amortization expenses

Depreciation and amortization expenses were $111.3 million for the year ended December 31, 2025, an increase of $12.4 million, as compared to $98.9 million for the year ended December 31, 2024. Depreciation and amortization increased primarily due to the Acquisition, partially offset by the extended commissioning time on our power barge assets in Albania during 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses were $94.5 million for the year ended December 31, 2025, an increase of $0.4 million, as compared to $94.1 million for the year ended December 31, 2024. Selling, general and administrative expenses was essentially flat.

Transition and transaction expenses

Transition and transaction expenses were $34.2 million for the year ended December 31, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition. We did not incur any transition and transaction expenses in the year ended December 31, 2024.

Interest expense

Interest expense was $81.2 million for the year ended December 31, 2025, an increase of $33.8 million, as compared to $47.4 million for the year ended December 31, 2024. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025, lower balances remaining on our finance leases and long-term debt and decreases in interest rates.

Other income, net

Other income, net was $20.0 million for the year ended December 31, 2025, a decrease of $2.9 million, as compared to $22.9 million for the year ended December 31, 2024. Other income, net increased primarily due to a decrease in interest income, partially offset by a decrease in foreign exchange losses.

Provision for income taxes

The provision for income taxes for the years ended December 31, 2025 and 2024 was $27.9 million and $26.1 million, respectively. The increase was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the years ended December 31, 2025 and 2024 was 14.3% and 14.6%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Excelerate is a corporation for U.S. federal and state income tax purposes. EELP is treated as a pass-through entity for U.S. federal income tax purposes and, as such, has generally not been subject to U.S. federal income tax at the entity level.

We have international operations that are also subject to foreign income tax and U.S. corporate subsidiaries subject to U.S. federal tax. Therefore, our effective income tax rate is dependent on many factors, including the geographical distribution of income, a rate benefit attributable to the portion of our earnings not subject to corporate level taxes, and the impact of nondeductible items and foreign exchange impacts as well as varying tax regimes of jurisdictions. In one jurisdiction, our tax rate is significantly less than the applicable statutory rate as a result of a tax holiday that was granted. This tax holiday will expire in 2033 at the same time that our contract and revenue with our customer ends.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $127.8 million for the year ended December 31, 2025, an increase of $7.6 million, as compared to $120.2 million for the year ended December 31, 2024. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock, partially offset by a decrease in the Class B ownership as a result of the Equity Offering (as defined herein).

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net income

Net income was $153.0 million for the year ended December 31, 2024, an increase of $26.2 million, as compared to $126.8 million for the year ended December 31, 2023. Net income was higher primarily due to the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), a decrease in the provision for income taxes ($7.1 million), lower interest expense due to decreased debt balances ($5.1 million), an increase in interest income ($4.0 million), and the benefit of the Sequoia acquisition ($4.0 million), partially offset by a decrease due to the transition of Sequoia to a long-term regasification agreement in the first quarter of 2024 ($22.3 million), increased selling, general and administrative expenses primarily due to business development activities and long-term incentive compensation ($6.7 million), a decrease in other gas sales opportunities ($4.0 million), and increased personnel costs in Argentina ($3.7 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $309.1 million for the year ended December 31, 2024, an increase of $11.0 million, as compared to $298.1 million for the year ended December 31, 2023. For the year ended December 31, 2024, Adjusted Gross Margin was $408.1 million, a decrease of $4.3 million, as compared to $412.4 million for the year ended December 31, 2023. Gross Margin and Adjusted Gross Margin were affected primarily by various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), and lower operating lease expense due to the acquisition of Sequoia ($6.0 million), partially offset by a decrease due to the transition of Sequoia to a long-term regasification agreement in the first quarter of 2024 ($22.3 million), a decrease in other gas sales opportunities ($4.0 million), and increased personnel costs in Argentina ($3.7 million). Gross Margin was also improved by the update to our useful life assumption in the fourth quarter of 2023 ($17.9 million), partially offset by higher depreciation expense as a result of our acquisition of Sequoia ($2.0 million).

Adjusted EBITDA

Adjusted EBITDA was $348.2 million for the year ended December 31, 2024, an increase of $1.4 million, as compared to $346.8 million for the year ended December 31, 2023. Adjusted EBITDA was higher primarily due to various charter rate increases ($14.3 million), a full year of earnings from our charter with Germany ($8.1 million), lower operating lease expense due to the acquisition of Sequoia ($6.0 million), and an increase in interest income ($4.0 million), partially offset by a decrease due to the transition of Sequoia to a long-term regasification agreement in the first quarter of 2024 ($22.3 million), a decrease in other gas sales opportunities ($4.0 million), increased personnel costs in Argentina ($3.7 million), and increased selling, general and administrative expenses primarily due to business development activities ($3.1 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

Terminal services

Terminal services revenues were $612.2 million for the year ended December 31, 2024, an increase of $105.4 million, as compared to $506.8 million for the year ended December 31, 2023. Terminal services revenues were higher primarily due to beginning our long-term regasification agreement in Brazil in the first quarter of 2024 and our charter in Germany and various charter rate increases, partially offset by 2023 seasonal service in Argentina.

LNG, gas and power revenues

LNG, gas and power revenues were $239.3 million for the year ended December 31, 2024, a decrease of $412.9 million, as compared to $652.2 million for the year ended December 31, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and gas sales into Finland in the first quarter of 2023, partially offset by increased LNG sales in Asia Pacific and a partial LNG cargo sale in the Atlantic Basin in the fourth quarter of 2024.

Cost of LNG, gas and power

Cost of LNG, gas and power was $227.7 million for the year ended December 31, 2024, a decrease of $290.7 million, as compared to $518.4 million for the year ended December 31, 2023. The decrease was primarily due to the completion of our natural gas sales agreement in Brazil in December 2023 and gas sales into Finland in the first quarter of 2023, partially offset by increased LNG sales in Asia Pacific and a partial LNG cargo sale in the Atlantic Basin in the fourth quarter of 2024.

Operating expenses

Operating expenses were $215.6 million for the year ended December 31, 2024, a decrease of $12.6 million, as compared to $228.2 million for the year ended December 31, 2023. The decrease in operating expenses was primarily due to lower expenses in Brazil as a result of transitioning to a long-term regasification agreement in the first quarter of 2024, 2023 drydock costs on Excellence, and lower operating lease expense due to the acquisition of Sequoia, partially offset by drydock costs on Summit LNG and increased personnel costs in Argentina.

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

Other income, net

Other income, net was $22.9 million for the year ended December 31, 2024, an increase of $7.3 million, as compared to $15.6 million for the year ended December 31, 2023. The increase was primarily due to higher interest income received on cash balances invested in money market funds.

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

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity on our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy. For more information regarding our planned dividend payments, see Note 14 – Equity. As of December 31, 2025, we had $538.2 million in unrestricted cash and cash equivalents.

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, equity offerings, capital contributions and our operating cash flows as discussed below. We expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to fund income taxes, fund our obligations under the Tax Receivable Agreement (“TRA”), and pay cash dividends and distributions. Any determination to pay dividends to holders of our common stock and distributions to holders of EELP’s Class B interests will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt.

Equity Offering

In March 2025, the Company and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of our Class A Common Stock. The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed in April 2025. The underwriters’ option was fully exercised and subsequently closed in May 2025. The net proceeds from the Equity Offering to us from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.8 million.

Repurchase of Equity Securities

In December 2025, the Company’s board of directors approved a share repurchase program to purchase up to $75.0 million of its Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions. No shares were repurchased during the year ended December 31, 2025.

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

Cash Flow Statement Highlights

Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Net cash provided by (used in):	(In thousands)
Operating activities	$461,210	$244,437	$231,885
Investing activities	(1,182,415)	(113,257)	(308,634)
Financing activities	723,141	(149,024)	111,357
Effect of exchange rate on cash, cash equivalents, and restricted cash	87	(119)	(121)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,023	$(17,963)	$34,487

Operating Activities

Cash flows provided by operating activities increased by $216.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to differences in the timing of collections and payments related to LNG, gas and power purchases and sales, interest expense on the 2030 Notes (as defined herein), collections received after our power barge assets went into service, and drydock expenditures.

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

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which increased by $1,069.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to the Acquisition, and the purchase of Shenandoah in the third quarter of 2025.

Cash flows used in investing activities were comprised of capital expenditures made for the purchases of property and equipment, which decreased by $195.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to the 2023 purchase of Sequoia, partially offset by our milestone payment under the Newbuild Agreement (as defined herein).

Financing Activities

Financing cash flows increased by $872.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to $800.0 million in borrowings as a result of the Debt Offering (as defined herein), $201.8 million in proceeds from the Equity Offering, and $50.0 million paid in 2024 to repurchase Class A Common Stock, partially offset by a $143.3 million increase in repayments on long-term debt and finance leases, payments of $21.2 million for debt issuance costs in 2025 and an increase of $12.4 million in dividends and distributions paid.

Financing cash flows decreased by $260.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to $250.0 million in proceeds received from the Term Loan Facility in 2023, $50.0 million in cash paid in 2024 to repurchase Class A Common Stock, a $6.3 million increase in distributions, and a $2.2 million decrease in contributions received from our minority owner related to the Albania Power Project, partially offset by a $41.3 million decrease in repayments on long-term debt and payments of $7.7 million for debt issuance costs in 2023.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Capital expenditures	(In thousands)
Growth	$105,672	$73,265	$259,554	$32,407	$(186,289)
Maintenance	57,260	41,195	45,312	16,065	(4,117)
Gross capital expenditures	162,932	114,460	304,866	48,472	(190,406)
Change in capital project payables and accruals, net	53	(1,203)	7,869	1,256	(9,072)
Cash outlays for capital projects	$162,985	$113,257	$312,735	$49,728	$(199,478)

Debt Facilities

2030 Notes

In May 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”), by and among EELP, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature in May 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears in each May and November, beginning in November 2025. The net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering and cash on hand were used to (i) fund the consideration payable by the Company in the Acquisition, (ii) repay the outstanding borrowings under the Term Loan Facility, and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

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

In March 2023, EELP entered into an amended and restated senior secured credit agreement (“Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver as amended, the “EE Facilities”). As amended, the EE Facilities mature in March 2029. The Amended Credit Agreement requires EELP to maintain (i) a maximum consolidated total leverage of 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250.0 million, the maximum permitted consolidated total leverage increases to 4.25x, (ii) collateral vessel maintenance coverage to be not less than the greater of (a) $750.0 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement and (iii) a minimum consolidated interest coverage ratio of 2.50x. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $500.0 million of the EE Revolver may be used for letters of credit.

Borrowings under the EE Facilities bear interest at a per annum rate equal to the term Secured Overnight Financing Rate (“SOFR”) reference rate for such period plus an applicable margin, which is based on EELP’s consolidated total leverage ratio as defined and calculated under the Amended Credit Agreement and can range from 2.75% to 3.50%. The unused portion of the EE Revolver commitment is subject to an unused commitment fee calculated at a rate per annum ranging from 0.375% to 0.50% based on EELP’s consolidated total leverage ratio.

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

In September 2023, EELP entered into an amendment to the Amended Credit Agreement (the “First Amendment”). The First Amendment provides for, among other things, (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

In December 2023, we paid off $55.2 million of the principal outstanding on our Term Loan Facility. We also terminated the same notional value of the interest rate swaps we had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

In March 2025, EELP entered into an amendment (the “Fourth Amendment”) to the Amended Credit Agreement, which provided for, among other things, (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith, and (ii) replacement of the collateral vessel maintenance coverage covenant with a broader collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

In April 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500.0 million. As per the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the 2030 Notes (as defined herein). The Company also unwound the remaining interest rate swaps associated with the Term Loan Facility.

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

As of December 31, 2025, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of December 31, 2025. We have $171.3 million in letters of credit outstanding as of December 31, 2025, under a bilateral facility.

Experience Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Financing”). Due to the Company’s requirement to repurchase the asset at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Financing agreement, the Company is deemed the owner of the asset and continues to recognize the asset on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.4% and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

In the second quarter of 2023, the agreement was amended to convert the reference rate in the Experience Financing from the LIBOR to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%. The agreement contains certain security rights related to Experience in the event of default.

The Experience Financing contains certain financial covenants as well as customary affirmative and negative covenants. EELP must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a three-month debt service reserve be funded and that the value of the terminal equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for floating regasification terminal financings. The financing also requires the terminal to carry the typical marine insurances.

2017 Bank Loans

In June 2017, we entered into two loan agreements with external banks (the “2017 Bank Loans”) to finance the Moheshkhali LNG (“MLNG”) terminal in Bangladesh. The first arrangement allowed us to borrow up to $32.8 million. The loan accrues interest at the six-month SOFR plus 2.85%. Payments are due semi-annually with a maturity date of October 2029. In the fourth quarter of 2023, we executed an amendment to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 2023. Prior to the amendment, the Company made interest payments at the six-month LIBOR plus 2.42%.

The second arrangement allowed us to draw funds up to $92.8 million. The loan accrues interest at the three-month SOFR plus 4.76%. Payments are due quarterly with a maturity date of October 2029. In the fourth quarter of 2023, we executed an amendment to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 2023. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 4.50%. The agreement contains certain security rights related to MLNG terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the floating regasification terminal is away during drydock maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. Beginning in 2021, waivers were obtained for immaterial non-financial covenants and are still in effect.

Exquisite Financing

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

As of December 31, 2025, the Company was in compliance with the covenants under its debt facilities.

Other Contractual Obligations

Operating Leases

We are the lessee of one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases. As of December 31, 2024, we had future minimum lease payments totaling $5.6 million. As of December 31, 2025, we had future minimum lease payments totaling $212.0 million and are committed to $34.1 million in year one, $68.3 million for years two and three, $65.7 million for years four and five and $43.9 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2024, we had future minimum lease payments totaling $240.4 million. As of December 31, 2025, we had future minimum lease payments totaling $207.2 million and are committed to $33.2 million in payments in year one, $60.8 million for years two and three, $55.2 million for years four and five, and $58.0 million thereafter.

Newbuild Agreement

In October 2022, we signed a construction agreement (“the Newbuild Agreement”) with HD Hyundai Heavy Industries for a new floating regasification terminal. We made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively, leaving approximately $210 million in remaining spend. The final installment is due concurrently with the delivery of the terminal, which is expected in the second quarter of 2026.

Tax Receivable Agreement

We are party to the TRA with EE Holdings and the Foundation. The TRA provides for payment by us to EE Holdings of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of our initial public offering (“IPO”) or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. See “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed in April 2025.

The payments that we will be required to make under the TRA, including those made if we elect to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits that are the subject of the TRA, we expect that future payments to EE Holdings will equal $58.8 million in the aggregate, although the actual future payments will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in our Proxy Statement on DEF 14A filed in April 2025. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

For the years ended December 31, 2025 and 2024, we made payments under the TRA of $1.5 million and $4.0 million, respectively. The TRA payment forecasted to be made in 2026 as of December 31, 2025, is $7.7 million. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, we would recognize a liability for payments under the TRA of approximately $375.6 million, assuming (i) that EE Holdings exchanged all of its EELP interests using our December 31, 2025 closing market price of $28.05 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to EE Holdings will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from EELP in order to make any required payments under the TRA. Any distributions that EELP makes to us will generally require EELP to make distributions to the other owners of EELP pro rata based on ownership of EELP interests. To the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as result of timing discrepancies or otherwise, we may need to incur debt to finance payments under the TRA.

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

In May 2025, as part of the Acquisition, we assumed an LNG SPA. Under the agreement, we will purchase approximately 0.55 MTPA through January 2030. Our purchase commitment is based on the final settlement price of monthly Henry Hub natural gas futures contracts plus a contractual spread and adjusted for inflation. These LNG volumes are expected to be used to supply customers in Jamaica.

The following table presents our future contractual obligations as of December 31, 2025 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$614,385	$11,702,254
Long-term debt obligations	34,761	1,078,827
Lease obligations	67,278	351,894
Other purchase obligations	284,445	—
Total commitments	$1,000,869	$13,132,975

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

Business combinations

We account for business combinations in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The fair values of identifiable assets acquired and liabilities assumed are determined based on various valuation techniques, including the discounted cash flow and cost methods. Goodwill is calculated as the difference between the estimate of the fair value of the consideration transferred and the estimates of the fair value assigned to the assets acquired and liabilities assumed. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but no later than one year following the closing date of the combination. Transaction and integration costs associated with business combinations are expensed as incurred.

Leases

We account for leases under the provisions of ASC 842, Leases (“ASC 842”). In the application of ASC 842 for leases in which we are the lessee, certain estimates and management judgments are required such as determining the useful life of a leased asset, the discount rate used in calculating the present value of lease payments, and when leases have extension or termination options that are likely to be exercised. When we are the lessor, estimates are required in allocating the contract consideration between the lease component and non-lease components on a relative standalone selling price basis.

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

We have certain lease agreements that provide for the option to extend or terminate early, which was evaluated on each lease to arrive at the lease term. If we were reasonably certain to exercise a renewal or termination option, this period was factored into the lease term. As of December 31, 2025, we did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Lessor Accounting

We determined that our terminal services contracts contain a lease and a performance obligation for the provision of charter and other regasification services. Leases are classified based upon defined criteria either as sales-type, direct financing, or operating leases by the lessor.

For those leases classified as sales-type, the underlying floating regasification terminal is derecognized and the net investment in the lease is recorded. We have determined that these contracts contain a lease component for the use of the terminals and non-lease components relating to operation of the terminals. We have allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. We utilize a combination of approaches to estimate the standalone selling prices when the directly observable selling price is not available by utilizing information available such as market conditions and prices, entity-specific factors, and internal estimates when market data is not available. Given that there are no observable standalone selling prices for either of these two components, judgment is required in determining the standalone selling price of each component.

Useful lives of long-lived assets

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

During the fourth quarter of 2023, we performed a review of the estimated useful lives of our floating regasification terminals. As a relatively new asset class, being first built in 2005, we initially estimated a useful life of 30 years with no salvage value. As the terminals approach almost 20 years of life, there has been improved visibility into the expected term of floating regasification terminal productive capabilities, demand, and salvage potential. As a result, we changed the useful lives of our floating regasification terminal assets to 40 years and added an estimated salvage value.

Intangible assets, which represent customer relationships associated with the Acquisition, are stated net of accumulated depreciation. The fair value of the customer relationship intangible assets was estimated by applying an income approach based on estimated future cash flows, the probability of contract renewals and an estimated discount rate. These assets are amortized on a straight-line basis over the period in which we expect to benefit from services provided to our customers. At the time of the Acquisition, we believed such assumptions were reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our amortization amounts prospectively.

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

The effect of uncertain tax positions is recognized only if those positions are more likely than not of being sustained. Conclusions reached regarding uncertain tax positions are continually reviewed based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We recognize the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

Tax receivable agreement

In connection with the IPO, we are party to the TRA with EE Holdings. The TRA will provide for payment by us to EE Holdings of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits. The amount and timing of future payments to EE Holdings will vary as the calculation depends on a variety of factors and future events. Potential future actions taken by us, such as mergers or other forms of business combinations that would constitute a change in control, may influence the timing and amount of payments we make under the TRA in a manner that does not correspond to our use of the corresponding tax benefits.

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

As of December 31, 2025 and December 31, 2024, the fair value of our interest rate swaps was $0.5 million and $2.3 million, respectively. Based on our hedged notional amount as of December 31, 2025, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $0.9 million.

Commodity Price Risk

In the course of our operations, we may be exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of December 31, 2025 and December 31, 2024, we had no financial commodity derivative instruments.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. During the years ended December 31, 2025, 2024 and 2023, the fair value of financial derivatives used to hedge some of our currency exposure was immaterial. For the years ended December 31, 2025, 2024 and 2023, we recorded $(0.5) million, $(3.5) million and $(4.1) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework,” published in 2013. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Management has excluded the Acquisition of the Jamaica entities from its assessment of internal control over financial reporting as of December 31, 2025, as it was acquired by the Company during the past year. The total assets and total revenues of the Acquisition excluded from management’s assessment represent 16% and 21%, respectively, of the Company’s total consolidated financial statement amounts as of and for the year ended December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 15, 2025, Oliver Simpson, Chief Commercial Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 6,000 shares of Class A Common Stock. This 10b5-1 sales plan will become effective on March 20, 2026 and will terminate on March 20, 2027, subject to earlier termination as provided in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, Texas.

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

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

10.3*	Amendment No. 2, dated as of December 31, 2025, to Sixth Amended and Restated Limited Partnership Agreement of Excelerate Energy Limited Partnership, dated as of April 14, 2022.
10.4

Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership, Maya Maritime LLC and Excelerate Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).

10.5

Amendment No. 1, dated December 17, 2024, to the Tax Receivable Agreement, dated as of April 12, 2022, by and among Excelerate Energy, Inc. and each of its Subsidiaries, each of the TRA Holders, and the TRA Representative (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed February 27, 2025).

10.6

Form of Indemnification Agreement entered into with Directors and Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A filed on January 21, 2022).

10.7	Form of Indemnification Agreement entered into with Directors and Officers (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed February 27, 2025).
10.8†	Excelerate Energy, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
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

10.17†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2025) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.18†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2025) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.19†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (rTSR) (Employees 2025) (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.20†

Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (aTSR) (Employees 2025) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.21†	Excelerate Energy, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
10.22†

Excelerate Energy, Inc. Change in Control Severance Plan (October 31, 2024 Revision) (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2025).

10.23†

Written Description of the Material Terms of the Excelerate Energy 2021 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Statement on Form S-1/A, filed on January 21, 2022).

10.24‡

Shipbuilding Contract for the Construction of Hull No. 3407 between Excelerate Vessel Company Limited Partnership and Hyundai Heavy Industries Co., Ltd. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2023).

10.25

Memorandum of Agreement Saleform 2012 effective as of March 23, 2023 by and between Anemoesa Marine Inc. and Excelerate Energy Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2023).

10.26

Transition Services and Separation Agreement dated November 16, 2023 by and between Excelerate Energy Limited Partnership and Daniel Bustos (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 29, 2024).

10.27†

Letter Agreement dated April 3, 2020, by and between Excelerate Energy Limited Partnership and Dana Armstrong (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022).

10.28†

Letter Agreement dated October 16, 2020, by and between Excelerate Energy Limited Partnership and Alisa Newman Hood (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on January 7, 2022).

10.29

Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023, by and among Excelerate Energy Limited Partnership, Excelerate Energy, Inc., Wells Fargo Bank, N.A., as Administrative Agent, the other lenders party thereto and the other issuing banks party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2023).

10.30

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

10.31

Corrective Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 17, 2023 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.32

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of July 19, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2024).

10.33

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 26, 2025 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.34‡

Fifth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of April 21, 2025 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.35

Sixth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of September 26, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2025).

10.36*	Seventh Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of December 31, 2025.

10.37

Waiver Agreement With Respect to Stockholder’s Agreement, dated as of April 4, 2024, by and among Excelerate Energy, Inc., Excelerate Energy Limited Partnership and Excelerate Energy Holders LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2024).

10.38

Equity and Asset Purchase Agreement, dated March 26, 2025, by and between Excelerate Energy Limited Partnership, Atlantic Energy Holdings LLC and New Fortress Energy Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2025).

10.39

Indenture, dated as of May 5, 2025, by and among Excelerate Energy Limited Partnership, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2025).

10.40	Form of 8.000% Senior Notes due 2030 (included as Exhibit A in Exhibit 10.39) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2025).
10.41†*	Amended and Restated Deferred Compensation Plan of Excelerate Energy, effective as of January 1, 2025.
19*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dodd-Frank Clawback Policy (Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed February 29, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

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

Excelerate Energy, Inc.

Date: February 26, 2026	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title (Position with Excelerate Energy, Inc.)

/s/ Steven Kobos	President, Chief Executive Officer and Director
Steven Kobos	(Principal Executive Officer)

/s/ Dana Armstrong	Executive Vice President and Chief Financial Officer
Dana Armstrong	(Principal Financial Officer)

/s/ Michael Bent	Vice President, Controller and Chief Accounting Officer
Michael Bent	(Principal Accounting Officer)

/s/ Don P. Millican	Chairman of the Board and Director
Don P. Millican

/s/ Deborah L. Byers	Director
Deborah L. Byers

/s/ Nisha D. Biswal	Director
Nisha D. Biswal

/s/ Paul T. Hanrahan	Director
Paul T. Hanrahan

/s/ Tyler D. Todd	Director
Tyler D. Todd

/s/ Robert A. Waldo	Director
Robert A. Waldo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Excelerate Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Excelerate Energy, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

We believe that our audits provide a reasonable basis for our opinions. As described in Management’s Report on Internal Control over Financial Reporting, management has excluded acquisition of the Jamaica entities (“Jamaica Acquisition”) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in a business combination during 2025. We have also excluded the Jamaica Acquisition from our audit over internal control over financial reporting. The Jamaica Acquisition comprises wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 16 percent and 21 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of New Fortress Energy, Inc. Business in Jamaica – Valuation of Customer Relationships

As described in Notes 2 and 3 to the consolidated financial statements, in May 2025, the Company closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s (NFE) business in Jamaica for approximately $1.027 billion in cash. Of the acquired intangible assets, $369 million of customer relationships were recorded. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values. The fair value of the customer relationship intangible assets was estimated by management by applying an income approach using the multi-period excess earnings method based on estimated future cash flows, return on assets, the probability of contract renewals, and an estimated discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of NFE’s business in Jamaica is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to return on assets and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to return on assets and discount rate. Evaluating management’s assumption related to return on assets involved considering (i) the current and past performance of NFE’s business in Jamaica; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the return on assets and discount rate assumptions.

Revenue Recognition – Terminal Services and Certain Liquified Natural Gas, Natural Gas, and Power Revenue

As described in Notes 2 and 17 to the consolidated financial statements, the Company’s contracts with customers consist of terminal services and liquified natural gas (“LNG”), natural gas (“gas”), and power sales. The Company’s long-term terminal services contracts typically contain a lease. The lease of the Company’s floating regasification terminals and fixed terminals represents the use of the asset without any associated performance obligations or warranties (a lease component). These contracts may also contain non-lease components relating to the operation of the assets (i.e., provision of terminal services). For terminal services contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the contract. The lease component of terminal services contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The provision of terminal services is considered a single performance obligation recognized evenly over time as the Company’s services are rendered or consistent with the customer’s proportionate right to use its assets. Additionally, as part of its operations, the Company sells products that include natural gas, LNG, power, and steam through its use of its regasification terminals and power plant assets. Sales revenues are recognized at the point in time each unit of product is transferred to the control of the customer. This typically occurs when title and risk of loss has transferred to a customer. For the year ended December 31, 2025, the Company recognized total revenue of $1,228 million, comprised of revenue from leases of $541 million, from regasification and other services of $56 million, and from LNG, gas, and power sales of $631 million, of which a majority relates to certain LNG, gas, and power revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition - terminal services and certain LNG, gas, and power revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing management’s assessment of contract classification for terminal services and certain LNG, gas, and power sales revenue; (ii) testing revenue recognized by (a) obtaining and inspecting source documents, such as underlying contracts, invoices, and subsequent cash receipts for a sample of terminal services non-lease transactions, (b) obtaining and inspecting source documents, such as underlying contracts, to recalculate a sample of terminal services operating lease revenue transactions, (c) obtaining and inspecting underlying contracts and subsequent cash receipts for a sample of terminal services sales-type lease revenue transaction, and (d) obtaining and inspecting underlying contracts, invoices, subsequent cash receipts, and volume reports for a sample of certain LNG, gas, and power sales revenue transactions; and (iii) confirming a sample of outstanding terminal services and certain LNG, gas, and power sales customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, remittance advices, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2026

We have served as the Company’s auditor since 2021.

Excelerate Energy, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$538,234	$537,522
Current portion of restricted cash	3,239	2,612
Accounts receivable, net	82,714	119,960
Current portion of net investments in sales-type leases	38,870	43,471
Other current assets	90,308	50,714
Total current assets	753,365	754,279
Restricted cash	15,045	14,361
Property and equipment, net	2,132,045	1,622,896
Intangible assets, net	359,221	—
Goodwill	234,994	—
Operating lease right-of-use assets	167,188	4,563
Net investments in sales-type leases	337,944	376,814
Investments in equity method investee	18,095	19,295
Deferred tax assets, net	25,224	27,559
Other assets	88,340	63,448
Total assets	$4,131,461	$2,883,215
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$46,570	$7,135
Accrued liabilities and other liabilities	123,027	70,022
Current portion of deferred revenues	57,135	58,185
Current portion of long-term debt	23,521	46,793
Current portion of long-term debt – related party	10,521	8,943
Current portion of operating lease liabilities	23,904	1,551
Current portion of finance lease liabilities	25,382	23,475
Total current liabilities	310,060	216,104
Long-term debt, net	912,788	286,760
Long-term debt, net – related party	151,431	161,952
Operating lease liabilities	138,744	3,447
Finance lease liabilities	144,608	167,908
TRA liability	51,122	58,736
Asset retirement obligations	62,799	43,690
Long-term deferred revenues	29,196	27,722
Deferred tax liability	64,654	—
Other long-term liabilities	36,981	28,395
Total liabilities	$1,902,383	$994,714
Commitments and contingencies (Note 23)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 34,710,832 shares issued as of December 31, 2025 and 26,432,131 shares issued as of December 31, 2024)	35	26
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of December 31, 2025 and December 31, 2024)	82	82
Additional paid-in capital	634,811	467,429
Retained earnings	102,640	72,322
Accumulated other comprehensive income (loss)	(112)	502
Treasury stock (2,685,679 shares as of December 31, 2025 and 2,564,058 shares as of December 31, 2024)	(54,981)	(52,375)
Non-controlling interests	1,546,603	1,400,515
Total equity	2,229,078	1,888,501
Total liabilities and equity	$4,131,461	$2,883,215

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
	(In thousands, except share and per share amounts)
Revenues
Terminal services	$596,628	$612,164	$506,810
LNG, gas and power	631,635	239,273	652,153
Total revenues	1,228,263	851,437	1,158,963
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	537,827	227,745	518,394
Operating expenses	183,705	215,610	228,165
Depreciation and amortization	111,322	98,939	114,323
Selling, general and administrative expenses	94,487	94,148	87,476
Transition and transaction expenses	34,233	—	—
Total operating expenses	961,574	636,442	948,358
Operating income	266,689	214,995	210,605
Other income (expense)
Interest expense	(81,206)	(47,365)	(52,468)
Interest expense – related party	(12,932)	(13,657)	(14,527)
Earnings from equity method investment	2,337	2,247	883
Other income, net	20,024	22,913	15,598
Income before income taxes	194,912	179,133	160,091
Provision for income taxes	(27,894)	(26,099)	(33,247)
Net income	167,018	153,034	126,844
Less net income attributable to non-controlling interest	127,819	120,156	96,432
Net income attributable to shareholders	$39,199	$32,878	$30,412

Net income per common share – basic	$1.31	$1.29	$1.16
Net income per common share – diluted	$1.28	$1.27	$1.11
Weighted average shares outstanding – basic	29,879,889	25,400,181	26,256,104
Weighted average shares outstanding – diluted	30,623,297	25,844,735	108,299,587

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$167,018	$153,034	$126,844
Other comprehensive income (loss)
Cumulative translation adjustment	87	(119)	(121)
Change in unrealized gains (losses) on cash flow hedges	(1,796)	1,104	(491)
Share of other comprehensive income (loss) of equity method investee	(837)	(936)	589
Other comprehensive income (loss) attributable to non-controlling interest	1,932	(52)	13
Comprehensive income	166,404	153,031	126,834
Less comprehensive income attributable to non-controlling interest	127,819	120,156	96,432
Comprehensive income attributable to shareholders	$38,585	$32,875	$30,402

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2025, 2024 and 2023

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2023	26,254,167	$26	82,021,389	$82	$464,721	$12,009	$515	—	$—	$1,219,344	$1,696,697
Net income	—	—	—	—	—	30,412	—	—	—	96,432	126,844
Other comprehensive loss	—	—	—	—	—	—	(10)	—	—	(13)	(23)
Long-term incentive compensation	—	—	—	—	882	—	—	—	—	2,757	3,639
Class A dividends – $0.10 per share	—	—	—	—	—	(2,667)	—	—	—	—	(2,667)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(8,203)	(8,203)
Distributions	—	—	—	—	—	—	—	—	—	(7,975)	(7,975)
Long-term incentive compensation units vested, net	29,860	—	—	—	(52)	—	—	20,624	(472)	—	(524)
Other	—	—	—	—	—	—		—	—	1,566	1,566
Balance at December 31, 2023	26,284,027	$26	82,021,389	$82	$465,551	$39,754	$505	20,624	$(472)	$1,303,908	$1,809,354
Net income	—	—	—	—	—	32,878	—	—	—	120,156	153,034
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	—	52	49
Long-term incentive compensation	—	—	—	—	1,629	—	—	—	—	5,599	7,228
Class A dividends – $0.135 per share	—	—	—	—	—	(3,522)	—	—	—	—	(3,522)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(11,073)	(11,073)
Distributions	—	—	—	—	—	—	—	—	—	(11,464)	(11,464)
Long-term incentive compensation units vested, net	138,825	—	—	—	1,916	—	—	69,647	(1,404)	(1,865)	(1,353)
Repurchase of Class A Common Stock	—	—	—	—	8,312	—	—	2,473,787	(50,499)	(3,515)	(45,702)
Adjustment to deferred tax asset	—	—	—	—	(9,530)	—	—	—	—	—	(9,530)
Impact due to change in ownership percentage	—	—	—	—	(613)	3,212	—	—	—	(2,599)	—
Other	9,279	—	—	—	164	—	—	—	—	1,316	1,480
Balance at December 31, 2024	26,432,131	$26	82,021,389	$82	$467,429	$72,322	$502	2,564,058	$(52,375)	$1,400,515	$1,888,501
Net income	—	—	—	—	—	39,199	—	—	—	127,819	167,018
Other comprehensive loss	—	—	—	—	—	—	(614)	—	—	(1,932)	(2,546)
Long-term incentive compensation	—	—	—	—	3,241	—	—	—	—	8,764	12,005
Class A dividends – $0.28 per share	—	—	—	—	—	(8,881)	—	—	—	—	(8,881)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(22,966)	(22,966)
Distributions	—	—	—	—	—	—	—	—	—	(6,823)	(6,823)
Long-term incentive compensation units vested, net	269,833	1	—	—	4,000	—	—	119,666	(2,558)	(3,982)	(2,539)
Issuance of common stock	8,000,000	8	—	—	159,041	—	—	—	—	42,784	201,833
Impact due to change in ownership percentage	—	—	—	—	924	—	—	—	—	2,368	3,292
Other	8,868	—	—	—	176	—	—	1,955	(48)	56	184
Balance at December 31, 2025	34,710,832	$35	82,021,389	$82	$634,811	$102,640	$(112)	2,685,679	$(54,981)	$1,546,603	$2,229,078

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities	(In thousands)
Net income	$167,018	$153,034	$126,844
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	111,322	98,939	114,323
Amortization of operating lease right-of-use assets	15,415	2,005	14,663
ARO accretion expense	2,750	1,856	1,774
Amortization of debt issuance costs	7,345	3,392	6,377
Deferred income taxes	2,998	3,818	(3,321)
Share of net earnings in equity method investee	(2,337)	(2,247)	(883)
Distributions from equity method investee	3,330	1,800	4,725
Long-term incentive compensation expense	12,005	7,228	3,639
(Gain) loss on non-cash items	—	(44)	1,001
Changes in operating assets and liabilities:
Accounts receivable	82,954	(21,146)	(20,993)
Other current assets and other assets	(28,456)	(48,975)	157,495
Accounts payable and accrued liabilities	68,212	(25,092)	(54,079)
Current portion of deferred revenue	(5,753)	31,016	(117,638)
Net investments in sales-type leases	43,471	25,715	12,898
Operating lease assets and liabilities	(14,937)	(2,032)	(14,801)
Tax receivable agreement liability	(7,834)	(3,433)	(5,890)
Other long-term liabilities	3,707	18,603	5,751
Net cash provided by operating activities	$461,210	$244,437	$231,885

Cash flows from investing activities
Net cash paid for Acquisition	(1,019,430)	—	—
Purchases of property and equipment	(162,985)	(113,257)	(312,735)
Sales of property and equipment	—	—	4,101
Net cash used in investing activities	$(1,182,415)	$(113,257)	$(308,634)

Cash flows from financing activities
Proceeds from issuance of Class A Common stock, net	201,832	—	—
Repurchase of Class A Common Stock	—	(50,000)	—
Proceeds from issuance of long-term debt	800,000	—	250,000
Repayments of long-term debt	(186,989)	(44,568)	(86,566)
Repayments of long-term debt – related party	(8,943)	(9,134)	(8,404)
Payment of debt issuance costs	(21,200)	—	(7,660)
Principal payments under finance lease liabilities	(21,589)	(20,504)	(20,619)
Taxes withheld for long-term incentive compensation	(1,353)	(400)	(52)
Dividends paid	(8,514)	(3,361)	(2,626)
Distributions	(29,789)	(22,537)	(16,178)
Other financing activities	(314)	1,480	3,462
Net cash provided by (used in) financing activities	$723,141	$(149,024)	$111,357

Effect of exchange rate on cash, cash equivalents, and restricted cash	87	(119)	(121)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,023	(17,963)	34,487

Cash, cash equivalents and restricted cash
Beginning of period	$554,495	$572,458	$537,971
End of period	$556,518	$554,495	$572,458

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, the “Company”) owns and operates liquefied natural gas (“LNG”) and natural gas infrastructure assets. Excelerate was incorporated in 2021 as a Delaware corporation and formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). Because Excelerate operates and controls all of EELP’s business and affairs, the Company consolidates the financial results of EELP. As of December 31, 2025, Kaiser owned directly or indirectly approximately 71.9% of the ownership interests in EELP. The remaining 28.1% of the ownership interests were held by the Company as of December 31, 2025.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.
Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include useful lives of property and equipment and intangible assets, asset retirement obligations, and the allocation of the transaction price to performance obligations and lease components. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

During the fourth quarter of 2023, the Company performed a review of the estimated useful lives of its floating regasification terminals. As a relatively new asset class, being first built in 2005, the Company initially estimated a useful life of 30 years with no salvage value. As the terminals approach almost 20 years of life, there has been improved visibility into the expected term of floating regasification terminal productive capabilities, demand, and salvage potential. As a result, the Company changed the useful lives of its floating regasification terminals to 40 years and added an estimated salvage value. This change in accounting estimate resulted in a decrease in depreciation expense of $6.0 million, an increase in net income of $5.7 million, and an increase to both basic and diluted earnings per share of $0.04 for the year ended December 31, 2023.

Consolidation

The consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company eliminates all significant intercompany accounts and transactions in consolidation. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interests.

Investments in equity method investee

All investments of which the Company owns 20% to 50%, exercises significant influence over operating and financial policies, and does not consolidate are accounted for using the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. The Company evaluates its equity method investments for impairment when events or circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value below their carrying values. If an equity method investment experiences an other-than-temporary decline in value and if the estimated fair value is less than the carrying value, the carrying value is written down to its estimated fair value and the resulting impairment is recorded in the Company's consolidated statements of income.

In June 2018, the Company acquired a 45% interest in Nakilat Excelerate LLC, its equity method investment (the “Nakilat JV”), which is recorded using the equity method. For the years ended December 31, 2025, 2024 and 2023, the Company’s share of net earnings in the Nakilat JV were $2.3 million, $2.2 million and $0.9 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Non-controlling interest

Non-controlling interest is primarily comprised of Kaiser’s 71.9% ownership interest in EELP. In addition, it is also comprised of third-party equity interests in two of the Company’s other consolidated subsidiaries: 1) a 20% interest in Excelerate Energy Bangladesh LLC and 2) a 10% interest in Excelerate Albania Holding Sh.p.k. Net income attributable to non-controlling interests represents the Company’s net income (loss) that is not allocable to Excelerate shareholders.

Foreign currency transactions and translation

The consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency and the functional currency for all but one of the Company’s consolidated subsidiaries. The Company has one subsidiary that uses the euro as its functional currency.

For all international entities, foreign currency transactions are translated into U.S. dollars, using exchange rates at the dates of the transactions or using the average exchange rate prevailing during the period. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of income in other income, net. Foreign exchange gains/(losses) amounted to $(0.5) million, $(3.5) million and $(4.1) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand, demand deposits, and other short-term highly liquid investments with original maturities of three months or less. Cash not available for general use by the Company due to loan restrictions is classified as restricted cash.

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

Derivative financial instruments

Derivative instruments are initially recorded at fair value as either assets or liabilities in the consolidated balance sheets and are subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative. To be considered a derivative, an agreement needs to have a notional and an underlying, require little or no initial net investment and can be net settled. The method of recognizing the changes in fair value is dependent on whether the contract is designated as a hedging instrument and qualifies for hedge

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

accounting. The changes in the fair values of derivative instruments that are not designated or that do not qualify for hedge accounting are recognized in other income, net, in the consolidated statements of income.

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates by converting a portion of its debt from a floating rate to a fixed rate. The maximum length of time over which the Company is hedging the exposure to the variability in future cash flows is based on the duration of the loans. The interest rate swaps have been designated as cash flow hedges. The Company has formally documented the hedge relationships, including identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Effectiveness is evaluated using regression analysis at inception and over the course of the hedge as required, unless the hedge is designated utilizing the shortcut method. The interest rate swaps are recorded in the consolidated balance sheets on a gross basis at fair value.

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

Accounts receivable

Accounts receivable is presented net of the allowance for doubtful accounts on the consolidated balance sheets. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable based on age of accounts past due, historical write-off experience and customer economic data. The Company has a limited number of customers and continuously reviews amounts due. Account balances are charged off against the allowance when management believes that the receivable will not be recovered.

The allowance for doubtful accounts was $1.0 million and $0.2 million as of December 31, 2025 and 2024, respectively.

Inventories

LNG and natural gas inventories are recorded at the lower of cost or net realizable value, which is the known or estimated selling price less cost to sell. Cost for inventories is calculated using the first-in-first-out (FIFO) method and is comprised of the purchase price and other directly related costs. At each reporting date, inventories are assessed for impairment. If inventory is impaired, the carrying amount is reduced to its selling price less costs to complete and sell, and an impairment loss is recognized in the consolidated statements of income. No impairment was recorded during the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company recorded a lower of cost or net realizable value write-down of $1.0 million, which is included in cost of LNG, gas and power on its consolidated statements of income.

Capitalization of costs incurred during drydocking

The Company is required to drydock its floating regasification terminals periodically for maintenance and in accordance with applicable international regulations. Costs incurred related to routine repairs and maintenance performed during drydocking out of convenience are expensed. Costs incurred during drydocking to appreciably extend the useful life, increase the earnings capacity, or improve the efficiency of terminals are capitalized as property and equipment and amortized over the remaining useful life of the terminals. Costs that are incurred on major repair work which is non-routine in nature are accounted for under the built-in overhaul method and capitalized and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. Drydocking costs incurred to meet regulatory requirements are accounted for under the deferral method, whereby the actual costs incurred are deferred into other assets and amortized on a straight-line basis over the period from when the drydocking occurs until the next anticipated drydocking. If the terminal is drydocked earlier than originally anticipated, any remaining overhaul and regulatory capitalized costs that have not been amortized are accelerated. When a terminal is disposed, any unamortized capitalized costs are charged against income in the period of disposal. Capitalized costs are presented within either property and equipment, net or other assets on the consolidated balance sheets.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

Business combinations

The Company accounts for business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The fair values of identifiable assets acquired and liabilities assumed are determined based on various valuation techniques, including the discounted cash flow and cost methods. Goodwill is calculated as the difference between the estimate of the fair value of the consideration transferred and the estimates of the fair value assigned to the assets acquired and liabilities assumed. The Company intends to finalize the purchase price allocation as soon as practicable within the measurement period, but no later than one year following the closing date of the combination. Transaction and integration costs associated with business combinations are expensed as incurred.

Intangible assets, net

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

Goodwill

Goodwill is calculated as the difference between the preliminary estimate of the fair value of consideration transferred in the Acquisition (as defined herein) and the preliminary estimates of the fair value assigned to the assets acquired and liabilities assumed. Goodwill is considered to have an indefinite life and will be tested for impairment at least annually in the fourth quarter, or whenever impairment indicators are present. Prior to conducting the goodwill impairment test, the carrying values of the Company’s long-lived assets, including property and equipment, net and intangible assets, net, are reviewed. If it is determined that the carrying values are not recoverable, the carrying values of the long-lived assets are reduced pursuant to the Company’s policy.

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

Asset retirement obligations (“ARO”)

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. In order to estimate the fair value, the Company uses judgments and assumptions for factors including the existence of legal obligations for an ARO; technical assessments of the assets; discount rate; inflation rate; and estimated amounts and timing of settlements. The offsetting asset retirement cost is recorded as an increase to the carrying value of the associated property and equipment, net on the consolidated balance sheets and depreciated over the estimated useful life of the asset. In periods subsequent to the initial measurement of an ARO, the Company recognizes period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense.

Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, unfavorable events

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

impacting the Company’s operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract or the introduction of newer technology. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. The Company did not record any material impairments during the years ended December 31, 2025, 2024 or 2023.

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

Financing costs incurred related to the Amended Credit Agreement (as defined herein) and all subsequent amendments thereto are reported as other current assets and other assets on the balance sheet. Financing costs related to all of the Company’s other long-term debt are reported as current portion of long-term debt and long-term debt, net on the balance sheet. These costs will be amortized through the life of the loans to which they are related. Amortization of these deferred financing costs is included as a component of interest expense.

Debt instruments are classified as current liabilities unless the Company has an unconditional right to defer the settlement of the liability for at least 12 months after the reporting date.

Segments

The Company’s chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer, who reviews consolidated financial information for the purposes of allocating resources and assessing financial performance, utilizing consolidated net income as the primary measure of profit. Additionally, the CODM is not regularly provided any significant expense information beyond what is disclosed on the consolidated statements of income. For purposes of financial reporting under GAAP during the years ended December 31, 2025, 2024 and 2023, the Company operated as a single operating and reportable segment.

Revenue recognition

The Company accounts for revenue in accordance with ASC 842, Leases (“ASC 842”), and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers may contain one or several performance obligations consisting of terminal services and LNG, gas, and power sales. For revenue accounted for under ASC 606, the Company determines the amount of revenue to be recognized through application of the five-step model outlined in ASC 606 as follows: when (i) a customer contract is identified, (ii) the performance obligation(s) have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligation(s) in the contract, and (v) the performance obligation(s) are satisfied. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Sales, value-added, and other taxes collected concurrently with the provision of goods or services are excluded from revenue when the customer is the primary obligor of such taxes.

Terminal services

The Company determined that its long-term terminal services contracts typically contain a lease. The lease of the Company’s floating regasification terminals and fixed terminals represents the use of the asset without any associated performance obligations or warranties (a lease component) and is accounted for in accordance with the provisions of ASC 842. These contracts may also contain non-lease components relating to operating the assets (i.e., provision of terminal services).

The Company allocated the contract consideration between the lease component and non-lease components on a relative standalone selling price basis. The Company utilizes a combination of approaches to estimate the standalone selling prices, when the directly observable selling price is not available, by utilizing information available such as market conditions and prices, entity-specific factors, and internal estimates when market data is not available. Given that there are no observable standalone selling prices for any of these components, judgment is required in determining the standalone selling price of each component. Certain terminal services agreements with customers allow an option to extend the contract. Agreements which include renewal and termination options are included in the lease term if the Company believes they are “reasonably certain” to be exercised by the lessee or if an option to extend is controlled by the Company. Leases are classified based upon defined criteria either as a sales-type, direct financing, or an operating lease. For terminal services contracts classified as operating leases, revenues from the lease component of the contracts are recognized on a straight-line basis over the term of the contract.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Since the Company’s adoption of ASC 842, it has applied the practical expedient to combine the lease component with its drydocking requirements (a non-lease component) in its leases classified as operating leases. During the first quarter of 2024, the Company adopted the practical expedient to also combine the lease component of its floating regasification terminal leases classified as operating leases with terminal services provided in connection with the Company’s terminal services (a non-lease component). In the agreements which the Company has applied this practical expedient, it determined that the timing and pattern of transfer of the lease and non-lease components is the same and that the lease component is the predominant characteristic. As a result, the combined components are presented as a single lease component under ASC 842.

The lease component of terminal services contracts that are accounted for as sales-type leases is recognized over the lease term using the effective interest rate method. The underlying asset is derecognized and the net investment in the lease is recorded. The net investment in the lease is increased by interest income and decreased by payments collected. The provision of terminal services is considered a non-lease component and, for our sales-type leases, is accounted for as a separate performance obligation in accordance with the provision of ASC 606. Additionally, the Company has contracts with customers to provide terminal services that do not contain a lease and are within the scope of ASC 606.

The provision of terminal services is considered a single performance obligation recognized evenly over time as the Company’s services are rendered or consistent with the customer’s proportionate right to use its assets. The Company considers its services as a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. The Company recognizes revenue when obligations under the terms of its contracts with its customers are satisfied. The Company has applied the practical expedient to recognize revenue in proportion to the amount that it has the right to invoice. Certain charges incurred by the Company associated with the provision of services are reimbursable. This variable consideration is recognized in revenue once the performance obligation is complete and the receivable amount is determinable.

For terminal services contracts that are accounted for as sales-type leases, the provision of services includes a performance obligation for drydocking that occurs in accordance with applicable international regulations. The Company engages third parties to perform the drydocking, but the Company is deemed to be the principal of the transaction as it does not transfer any risk to the third parties; therefore the Company recognizes drydock revenue on a gross basis. The Company allocates a portion of the contract revenues to the performance obligation for future drydocking costs. Revenue allocated to drydocking is deferred and recognized when the drydocking service is complete. The deferred drydock revenue is presented within long-term deferred revenue in the consolidated balance sheets.

LNG, gas and power

As part of its operations, the Company sells natural gas, LNG, power, and steam through its use of its regasification terminals and power plant assets. Sales revenues are recognized at the point in time at which each unit of product is transferred to the control of the customer. This typically occurs when title and risk of loss has transferred to a customer.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The Company records valuation allowances to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods.

The effect of uncertain tax positions is recognized only if those positions are more likely than not of being sustained. Conclusions reached regarding uncertain tax positions are continually reviewed based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. Interest and penalties relating to an underpayment of income taxes, if applicable, are recognized as a component of income tax expense in the consolidated financial statements.

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

The initial recognition of the lease obligation and right-of-use asset excludes short-term leases. Short-term leases are leases with an original term of one year or less, excluding those leases with an option to extend the lease for greater than one year or an option to purchase the underlying asset that the lessee is deemed reasonably certain to exercise. The Company has elected, as an accounting policy, not to apply the recognition requirements to short-term leases. Instead, the Company, may recognize the lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, leases may include variable lease payments such as escalation clauses based on a consumer price index, property taxes and maintenance costs. The non-lease components are generally expensed as incurred. Variable lease payments that depend on an index or a rate are included in the determination of right-of-use assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. Short-term and variable lease expenses are presented within operating expenses and selling, general and administrative expenses in the consolidated statements of income.

For leases classified as operating leases, the lease obligation is presented within accrued liabilities and other liabilities and other long-term liabilities and the right-of-use asset is presented within other assets in the consolidated balance sheets. For operating leases, lease interest and right-of-use asset amortization in aggregate result in a straight-line expense profile, or operating lease expense, that is presented in operating expenses or selling, general and administrative expenses in the consolidated statements of income, dependent on the use of the leased asset, unless the right of-use asset becomes impaired. The right-of-use asset is assessed for impairment when events or circumstances indicate the carrying amount of the asset or asset group may not be recoverable.

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

The Company has certain lease agreements that provide for the option to renew or terminate early. Each of these agreements was evaluated independently to arrive at the lease term. If the Company was reasonably certain to exercise a renewal or termination option, this term adjustment was factored into the lease term. As of December 31, 2025 and 2024, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Sale leaseback arrangements

Floating regasification terminals sold and leased back by the Company, where the Company has a fixed price repurchase obligation or the leaseback would be classified as a finance lease, are accounted for as a failed sale of the terminal by the Company and a failed purchase of the terminal by the buyer-lessor (a financing transaction). For such transactions, the Company does not derecognize the terminal legally sold and continues to depreciate the terminal as if it was the legal owner. Proceeds received from the sale of the terminal are recognized as a financial liability and payments made by the Company to the lessor are allocated between interest expense and principal repayments on the financial liability.

Transition and transaction expenses

The Company incurred transition and transaction expenses during the year ended December 31, 2025 related to consulting, legal, and due diligence costs incurred as part of the Acquisition (as defined herein). There were no transition or transaction expenses incurred during the years ended December 31, 2024 and 2023.

Tax receivable agreement (“TRA”)

The Company is party to the TRA for the benefit of Excelerate Energy Holdings, LLC (“EE Holdings”), an entity owned and controlled by Kaiser. The TRA provides for payment by the Company to EE Holdings of 85% of the amount of the net cash tax savings, if any, that it is deemed to realize as a result of its utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP, including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of Excelsior, LLC and FSRU Vessel (Excellence), LLC (f/k/a Excellence, LLC) (collectively, the “IPO Vessels”) that existed as of the time of the initial public offering or may exist at the time when Class B interests of EELP are exchanged for shares of Class A common stock, par value $0.001 per share (the “Class A Common Stock”), and (iii) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that it makes under the TRA. The Company will retain the benefit of the remaining 15% of these deemed net cash tax savings.

The actual future payments to EE Holdings will vary and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. Decisions made in the course of running its business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments the Company makes under the TRA in a manner that does not correspond to its use of the corresponding tax benefits.

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

Recent accounting pronouncements

New accounting standards implemented in this report

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the inclusion of specific categories and greater disaggregation of information in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 in December 2025 on a prospective basis.

Accounting standards recently issued but not yet adopted

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its Consolidated Financial Statements and related disclosures.

3.
Acquisition

In May 2025, the Company closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”), which aligns with the Company’s operational expertise and long-term LNG supply arrangements. Under the terms of the purchase agreement, the Company acquired 100% of the operating interests in three facilities: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant, as well as the operations, pipelines and infrastructure associated therewith. The initial acquisition cost of $1,055.2 million in cash was subject to certain adjustments for cash, indebtedness, transaction expenses, working capital and LNG and fuel inventory, and was funded with the Debt Offering (as defined herein), the Equity Offering (as defined herein), and cash on hand. After these adjustments, the cost of the acquisition decreased approximately $28.7 million to $1,026.5 million.

The Acquisition was accounted for as an acquisition of a business in accordance with ASC 805. The assets acquired and liabilities assumed related to the Acquisition were recorded at their fair values as of the closing date of May 14, 2025, which are shown below. These amounts are preliminary and will be finalized no later than one year from the acquisition date (in thousands):

Fair value of assets acquired	May 14, 2025
Cash and cash equivalents	$6,422
Current portion of restricted cash	650
Accounts receivable, net	45,897
Inventories	19,609
Other current assets	1,289
Property and equipment, net	446,286
Intangible assets, net	369,000
Goodwill	234,994
Right-of-use assets	176,114
Other assets	11,678
Total assets acquired	$1,311,939
Fair value of liabilities assumed
Accounts payable	$7,228
Accrued liabilities and other liabilities	17,876
Current portion of deferred revenues	4,702
Current portion of operating lease liabilities	20,657
Operating lease liabilities	150,004
Asset retirement obligations	16,359
Other long-term liabilities	68,610
Total liabilities assumed	$285,436
Net assets acquired	$1,026,503

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values. The carrying amounts of current assets and liabilities approximate their fair value due to their short-term nature. The fair value of the property and equipment was estimated by applying an indirect cost approach based on estimates of replacement value. The fair value of the customer relationship intangible assets was estimated by applying an income approach using the multi-period excess earnings method, based on estimated future cash flows, return on assets, the probability of contract renewals and an estimated discount rate. These significant inputs are not observable in the market and therefore represent Level 3 inputs, as defined in Note 2 – Summary of significant accounting policies. These inputs require judgments and estimates at the time of valuation. Any excess of the purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $235.0 million. The goodwill is attributable to expected operational and capital synergies and is expected to be deductible for tax purposes.

Revenue and net income attributable to the assets acquired for the period from May 14, 2025 through December 31, 2025 were $262.5 million and $53.9 million, respectively. For the year ended December 31, 2025, transition and transaction expenses were $34.2 million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Unaudited pro forma financial information

The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 2025 and 2024, as if the Acquisition and related debt and equity issuances along with the use of proceeds therefrom had occurred on January 1, 2024 (in thousands):

	For the years ended December 31,
	2025	2024
Revenues	$1,376,546	$1,228,274
Net income (loss)	201,704	120,906

Historical unaudited pro forma financial information was adjusted to reflect the effects of conforming accounting policies, the fair value adjustment of property and equipment, the Company’s capital structure, and eliminating historical expenses not assumed in the Acquisition, including interest, income tax provision, and cost of LNG not associated with the transferred business. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the Company’s results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

		December 31, 2025		December 31, 2024
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$15,320	$15,320	$13,605	$13,605
Financial liabilities
Derivative financial instruments	Level 2	(14,828)	(14,828)	(11,268)	(11,268)
2030 Notes	Level 2	(800,000)	(846,080)	—	—

As of December 31, 2025 and December 31, 2024, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of December 31, 2025 or December 31, 2024. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the euro/U.S. dollar forward curves for the same period as the related payment settlements. The Company has consistently applied these valuation techniques in all periods presented.

As of December 31, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The values of the 2030 Notes are based on quoted market prices. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments. The 2030 Notes were not outstanding as of December 31, 2024.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Non-recurring fair value measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the years ended December 31, 2025, 2024 and 2023.

5.
Accounts receivable, net

As of December 31, 2025 and December 31, 2024, accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade receivables	$79,775	$114,381
Accrued revenue	2,915	5,566
Amounts receivable – related party	1,033	217
Allowance for doubtful accounts	(1,009)	(204)
Accounts receivable, net	$82,714	$119,960

6.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at December 31, 2025 (in thousands):

December 31, 2025
Interest rate swaps	$42,334

Number of open positions and gross notional values do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$274	$1,070
Non-current assets	218	1,267
Total designated as hedging instruments	$492	$2,337

Derivatives not designated as hedging instruments
Current assets	$4,353	$4,063
Non-current assets	10,475	7,205
Current liabilities	(4,353)	(4,063)
Non-current liabilities	(10,475)	(7,205)
Total not designated as hedging instruments	$—	$—

Total current position	$274	$1,070
Total non-current position	218	1,267
Total derivatives	$492	$2,337

The current and non-current portions of derivative assets are included within other current assets and other assets, respectively, on the consolidated balance sheets. The current and non-current portions of derivative liabilities are included within accrued liabilities and other liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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
•
In 2023, the Company entered into long-term interest rate swap agreements with multiple major financial institutions. This arrangement is used to hedge the variability of the interest payments/interest risk on the Term Loan Facility (as defined herein). In the fourth quarter of 2023, the Company paid down a portion of the principal outstanding on the Term Loan Facility and a proportionate amount of the interest rate swaps was settled. In the second quarter of 2025, the Company paid off the remaining balance on the Term Loan Facility and settled the remaining interest rate swaps.
•
In 2025, the Company entered into euro to U.S. dollar hedges. This arrangement hedged the Company’s expected exchange rate exposure related to operational and salary expenses incurred in euros. The hedges expired in December 2025 and were used to cover approximately 80% of the expected related expenses.

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Derivatives Designated in Cash Flow Hedging Relationship		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
		Years ended December 31,
		2025	2024	2023
Interest rate swaps		$(915)	$4,832	$4,530

Derivatives Designated in Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Years ended December 31,
		2025	2024	2023
Interest rate swaps	Interest expense	$881	$3,728	$5,021

The amount of gain (loss) recognized in other comprehensive income as of December 31, 2025 and expected to be reclassified within the next 12 months is $0.3 million.

7.
Other current assets

As of December 31, 2025 and December 31, 2024, other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$48,458	$8,201
Prepaid expenses – related party	164	2,250
Tax receivables	4,139	5,978
Inventories	27,075	23,930
Other receivables	10,472	10,355
Other current assets	$90,308	$50,714

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

8.
Property and equipment, net

As of December 31, 2025 and December 31, 2024, the Company’s property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Floating terminals and related equipment	$2,612,317	$2,535,748
Power generation	188,329	—
Fixed terminals and gas pipeline	257,213	—
Finance lease right-of-use assets	40,007	40,007
Other equipment	19,135	25,359
Assets in progress	198,445	112,429
Less accumulated depreciation	(1,183,401)	(1,090,647)
Property and equipment, net	$2,132,045	$1,622,896

For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $98.5 million, $95.4 million and $110.8 million, respectively.

Sequoia Purchase

In March 2023, the Company exercised its option to purchase Sequoia for a purchase price of $265.0 million (the “Sequoia Purchase”), which at December 31, 2022, was under a bareboat charter with a third party and accounted for as an operating lease. The Company closed the Sequoia Purchase in April 2023 using proceeds from the Term Loan Facility (as defined herein) and cash on hand.

Newbuild Agreement

In October 2022, the Company entered into a contract (“the Newbuild Agreement”) with HD Hyundai Heavy Industries Co., Ltd. (“Builder”), a company organized and existing under the laws of the Republic of Korea, to construct a 170,000 m3 floating regasification terminal, which is expected to be delivered in the second quarter of 2026. During 2022, the Company made the first milestone payment of approximately $30 million. Additional milestone payments of approximately $50 million, $30 million and $20 million were made in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively. These milestone payments are included in the assets in progress balance at December 31, 2025. The final milestone payment of approximately $210 million is due concurrently with the delivery of the terminal. The Builder provided a refund guarantee to the Company to secure the refund of the purchase price installments prior to the delivery of the terminal, should the Company become entitled to it as a result of Builder default or other defined circumstances.

Jamaica Assets

In May 2025, the Company acquired the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power co-generation plant, all of which are located in Jamaica. The purchase was funded as part of the Acquisition.

9.
Goodwill and intangible assets, net

Changes in the Company’s goodwill balance for the year ended December 31, 2025 consisted of the following (in thousands):

Balance at January 1, 2025	$—
Addition – Acquisition	234,994
Balance at December 31, 2025	$234,994

For the year ended December 31, 2025, the Company recorded no impairment losses on goodwill assets.

The Company’s intangible assets represent customer relationships associated with the Acquisition. Intangible assets, net as of December 31, 2025 consisted of the following (in thousands):

Gross intangible assets at January 1, 2025	$—
Addition – Acquisition	369,000
Accumulated amortization	(9,779)
Intangible assets, net at December 31, 2025	$359,221

The Company recognized amortization expense related to intangible assets of $9.8 million for the year ended December 31, 2025. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

10.
Accrued liabilities

As of December 31, 2025 and December 31, 2024, accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued terminal and cargo expenses	$45,773	$27,128
Payroll and related liabilities	26,838	18,615
Accrued interest	11,435	3,264
Current portion of TRA liability	7,685	3,116
Other accrued liabilities	31,296	17,899
Accrued liabilities	$123,027	$70,022

11.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
2030 Notes	$800,000	$—
Term Loan Facility	—	163,555
Experience Financing	99,000	111,375
2017 Bank Loans	52,636	63,695
EE Revolver	—	—
Total debt	951,636	338,625
Less unamortized debt issuance costs	(15,327)	(5,072)
Total debt, net	936,309	333,553
Less current portion, net	(23,521)	(46,793)
Total long-term debt, net	$912,788	$286,760

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025		2024		2023
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Term Loan Facility (1)	7.1% – 7.4%	7.3%	7.7% – 8.4%	8.3%	7.8% – 8.5%	8.3%
Experience Financing	7.0% – 7.8%	7.6%	7.3% – 9.1%	8.6%	8.0% – 8.8%	8.4%
2017 Bank Loans (2)	6.2% – 9.4%	8.4%	7.3% – 10.2%	9.4%	7.0% – 10.1%	9.1%
EE Revolver	N/A	N/A	N/A	N/A	N/A	N/A
(1)
Weighted average interest rate, net of the impact of settled derivatives, was 6.8%, 6.9% and 5.8% for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1%, 7.1% and 6.4% for the years ended December 31, 2025, 2024 and 2023, respectively.

2030 Notes

In May 2025, EELP closed on an offering (the “Debt Offering”) of $800 million in aggregate principal amount of 8.000% senior unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an Indenture, dated as of May 5, 2025, by and among EELP, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar, will mature in May 2030 and were issued at par. Interest on the 2030 Notes is payable semi-annually in arrears in each May and November, beginning in November 2025. The net proceeds from the Debt Offering, together with the net proceeds from the Equity Offering (as defined herein) and cash on hand, were used to (i) fund the consideration payable by the Company for the Acquisition, (ii) repay the outstanding borrowings under the Term Loan Facility (as defined herein), and (iii) pay related fees and expenses. The 2030 Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

Revolving Credit Facility and Term Loan Facility

In April 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

credit sub-facility, to EELP. The EE Revolver enabled the Company to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

In March 2023, EELP entered into an amended and restated senior secured credit agreement (as further amended, the “Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver as amended by the Amended Credit Agreement, the “EE Facilities”). As amended, the EE Facilities mature in March 2029.

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

In April 2023, the Company purchased Sequoia for $265.0 million using $250.0 million borrowed through its Term Loan Facility together with cash on hand. Concurrently with the purchase, the Company entered into interest rate swaps for the same notional amount as the Term Loan Facility. The purpose of the swaps is to hedge the Company’s exposure to fluctuations in SOFR related to borrowings on the Term Loan Facility. The interest rate swaps have maturity, payment and reset dates that align with those of the Term Loan Facility.

In September 2023, EELP entered into an amendment to the Amended Credit Agreement (the “First Amendment”). The First Amendment provides for, among other things (i) inclusion of commodity and foreign exchange swap termination value in the collateral vessel maintenance coverage test and (ii) an update to the ordering of payment applications in the event of default.

In December 2023, the Company paid off $55.2 million of the principal outstanding on its Term Loan Facility. The Company also terminated the same notional value of the interest rate swaps it had previously entered into to hedge the fluctuations in the SOFR rates associated with the variable interest rate on the loan.

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

In April 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 2029 and (ii) an increase in the aggregate commitments under the revolving facility to $500.0 million. The Amended Credit Agreement requires EELP to maintain (i) a maximum consolidated total leverage of 3.50x, provided that, if the aggregate value of all unsecured debt is equal to or greater than $250.0 million, the maximum permitted consolidated total leverage increases to 4.25x, (ii) collateral vessel maintenance coverage to be not less than the greater of (a) $750.0 million and (b) 130% of the sum of the total credit exposure under the Amended Credit Agreement and (iii) a minimum consolidated interest coverage ratio of 2.50x. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes and up to $500.0 million of the EE Revolver may be used for letters of credit.

As per the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the 2030 Notes. The Company also unwound the remaining interest rate swaps associated with the Term Loan Facility.

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

As of December 31, 2025, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of December 31, 2025. We have $171.3 million in letters of credit outstanding as of December 31, 2025, under a bilateral facility.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Experience Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Financing”). Due to the Company’s requirement to repurchase the asset at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Financing agreement, the Company is deemed the owner of the asset and continues to recognize the asset on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.40% and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

In the second quarter of 2023, the Experience Financing agreement was amended to convert the reference rate from the London Interbank Offered Rate (“LIBOR”) to the SOFR yield curve. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 3.25%. The agreement contains certain security rights related to Experience in the event of default.

The Experience Financing contains certain financial covenants as well as customary affirmative and negative covenants. EELP must maintain a minimum equity of $500.0 million, a maximum debt-to-equity ratio of 3.5 to 1 and a minimum cash and cash equivalents balance, including loan availability, of $20.0 million. The agreement also requires that a three-month debt service reserve be funded and that the value of the asset equal or exceed 110% of the remaining amount outstanding, in addition to other affirmative and negative covenants customary for floating regasification terminal financings. The financing also requires the asset to carry the typical marine insurances.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG (“MLNG”) terminal in Bangladesh, the Company entered into two loan agreements with external banks (the “2017 Bank Loans”). Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the six-month SOFR plus 2.85% through the loan maturity date of October 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 2023. Prior to the amendment, the Company made interest payments at the six-month LIBOR plus 2.42%.

Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the three-month SOFR plus 4.76% through the loan maturity of October 2029. In the fourth quarter of 2023, the agreement was amended to convert the reference rate from the LIBOR to the SOFR yield curve effective on the first interest payment date occurring after June 2023. Prior to the amendment, the Company made interest payments at the three-month LIBOR plus 4.50%. The agreement contains certain security rights related to the MLNG terminal assets and project contracts in the event of default.

The 2017 Bank Loans require compliance with certain financial covenants, as well as customary affirmative and negative covenants associated with limited recourse project financing facilities. The loan agreements also require that a six-month debt service reserve amount be funded and that an off-hire reserve amount be funded monthly to cover operating expenses and debt service while the floating regasification terminal is away during drydock major maintenance. The loan agreements also require that the MLNG terminal and project company be insured on a stand-alone basis with property insurance, liability insurance, business interruption insurance and other customary insurance policies. The respective project company must have a quarterly debt service coverage ratio of at least 1.10 to 1. Beginning in 2021, waivers were obtained for immaterial non-financial covenants and are still in effect.

Maturities

Future principal payments on long-term debt outstanding as of December 31, 2025 are as follows (in thousands):

2026	$24,240
2027	25,081
2028	25,999
2029	26,816
2030	812,375
Thereafter	37,125
Total debt, net	$951,636

During the years ended December 31, 2025, 2024 and 2023, interest expense for long-term debt was $64.8 million, $31.5 million and $34.6 million, respectively, and was included in interest expense in the consolidated statements of income. As of December 31, 2025, the Company was in compliance with the covenants under its debt facilities.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

12.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Exquisite Financing	$161,952	$170,895
Less current portion	(10,521)	(8,943)
Total long-term related party debt	$151,431	$161,952

Exquisite Financing

In June 2018, the Company entered into a sale leaseback agreement with the Nakilat JV to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the Company’s lease of the asset. The term is for 15 years with a symmetrical put and call option at the end of the original term or two optional five-year extensions with symmetrical put and call options after each extension. The agreement contains certain security rights related to the asset in the event of default.

Maturities

Principal payments on related party long-term debt outstanding as of December 31, 2025 are as follows (in thousands):

2026	$10,521
2027	11,364
2028	12,339
2029	13,263
2030	14,325
Thereafter	40,140
Total payments	$101,952
Residual value for Exquisite Financing	60,000
Total debt – related party	$161,952

During the years ended December 31, 2025, 2024 and 2023, interest expense for related party long-term debt was $12.9 million, $13.7 million, and $14.3 million, respectively, and was included in interest expense – related party in the consolidated statements of income.

13.
TRA Liability

The Company is party to the TRA with EE Holdings. The TRA provides for payment by Excelerate to EE Holdings of 85% of the amount of the net cash tax savings, if any, that the Company is deemed to realize as a result of its utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets) that existed as of the time of the Initial Public Offering or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. See “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in the Company’s Proxy Statement on DEF 14A filed in April 2025.

The payments that the Company will be required to make under the TRA, including those made if it elects to terminate the agreement early, have the potential to be substantial. Based on certain assumptions, including no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefits that are the subject of the TRA, expected future payments to EE Holdings will equal $58.8 million in the aggregate, although the actual future payments to EE Holdings will vary based on the factors discussed in “Certain Relationships and Related Person Transactions—Related Person Transactions—Transactions in Connection with our Reorganization and Initial Public Offering—Tax Receivable Agreement” in the Company’s Proxy Statement on DEF 14A filed in April 2025. In addition, payments the Company makes under the TRA will be increased by any interest accrued from

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

the due date (without extensions) of the corresponding tax return. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events.

For the years ended December 31, 2025 and 2024 the Company made payments under the TRA of $1.5 million and $4.0 million, respectively. The TRA payment forecasted to be made in 2026 as of December 31, 2025, is $7.7 million. If EE Holdings were to have exchanged all of its EELP interests as of the balance sheet date, the Company would recognize a liability for payments under the TRA of approximately $375.6 million, assuming (i) that EE Holdings exchanged all of its EELP interests using Excelerate’s December 31, 2025 closing market price of $28.05 per share of Class A Common Stock, (ii) no material changes in relevant tax law, (iii) a constant combined effective income tax rate of 21.0% and (iv) that the Company has sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the TRA. The actual future payments to EE Holdings will vary, and estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. The Company expects to receive distributions from EELP in order to make any required payments under the TRA. However, the Company may need to incur debt to finance payments under the TRA to the extent such distributions or its cash resources are insufficient to meet its obligations under the TRA as result of timing discrepancies or otherwise.

14.
Equity

EELP Limited Partnership Agreement

Subject to certain limitations, (a) the limited partnership agreement of EELP (the “EELP Limited Partnership Agreement”) permits Class B interests to be exchanged for shares of Class A Common Stock on a one-for-one basis or, at Excelerate’s election, for cash, and (b) Excelerate will hold Class A interests equivalent to the number of outstanding shares of its Class A Common Stock.

Class A Common Stock

The Class A Common Stock outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from Excelerate, except for the right of Class B common stockholders to receive the par value of the Class B Common Stock upon the Company’s liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

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

As the only Class B stockholder, EE Holdings had 71.9% and 77.5% of the combined voting power of the Company’s common stock as of December 31, 2025 and December 31, 2024, respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2024	26,284,027	20,624	26,263,403	82,021,389	108,284,792	24.3%
Long-term incentive compensation units vested, net	138,825	69,647	69,178	—	69,178
Options exercised	9,279	—	9,279	—	9,279
Share repurchases	—	2,473,787	(2,473,787)	—	(2,473,787)
Balance at December 31, 2024	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	269,833	119,666	150,167	—	150,167
Issuance of common stock	8,000,000	—	8,000,000	—	8,000,000
Other	8,868	1,955	6,913	—	6,913
Balance at December 31, 2025	34,710,832	2,685,679	32,025,153	82,021,389	114,046,542	28.1%

EELP Distribution Rights

The Company has the right to determine when distributions will be made to holders of interests and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Class A interests and Class B interests on a pro rata basis in accordance with the number of interests held by such holder.

Dividends and Distributions

During the years ended December 31, 2025, 2024 and 2023, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Declared	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
2025
December 31, 2025	March 26, 2026	$6,562	$2,676	$0.080
September 30, 2025	December 4, 2025	6,562	2,674	0.080
June 30, 2025	September 4, 2025	6,562	2,667	0.080
March 31, 2025	June 5, 2025	4,921	2,005	0.060
2024
December 31, 2024	March 27, 2025	$4,921	$1,535	$0.060
September 30, 2024	December 5, 2024	4,921	1,532	0.060
June 30, 2024	September 5, 2024	2,050	672	0.025
March 31, 2024	June 6, 2024	2,051	645	0.025
2023
December 31, 2023	March 28, 2024	$2,051	$673	$0.025
September 30, 2023	December 13, 2023	2,050	669	0.025
June 30, 2023	September 7, 2023	2,051	666	0.025
March 31, 2023	June 8, 2023	2,051	669	0.025

Under the terms of the EELP Limited Partnership Agreement, the Company is also required to make pro rata income tax distributions to the owner of Class B interests. During the years ended December 31, 2025, 2024 and 2023, Excelerate made $3.9 million, $9.7 million and $6.0 million, respectively, in tax distributions.

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project and has received $6.7 million in cash contributions from the minority owner as of December 31, 2025. The Albania Power Project is fully consolidated in the Company’s financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Repurchase of Equity Securities

In December 2025, the Company’s board of directors approved a share repurchase program to purchase up to $75.0 million of its Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions. No shares were repurchased during the year ended December 31, 2025.

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

Equity Offering

In March 2025, Excelerate and EELP entered into an underwriting agreement (the “Underwriting Agreement”) relating to an underwritten public offering (the “Equity Offering”) of 6,956,522 shares (the “Shares”) of the Company’s Class A Common Stock. The offering price of the Shares to the public was $26.50 per share, and the underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $25.308 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option to purchase up to an additional 1,043,478 shares of Class A Common Stock at the same price per share as the Shares. The Equity Offering closed in April 2025. The underwriters’ option was fully exercised and subsequently closed in May 2025. The net proceeds from the Equity Offering to the Company from the sale of the Shares, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $201.8 million.

15.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	For the years ended December 31,
	2025	2024	2023
Net income	$167,018	$153,034	$126,844
Less net income attributable to non-controlling interest	127,819	120,156	96,432
Net income attributable to shareholders – basic	$39,199	$32,878	$30,412
Add: Reallocation of net income attributable to non-controlling interest	—	—	90,327
Net income attributable to shareholders – diluted	$39,199	$32,878	$120,739

Weighted average shares outstanding – basic	29,879,889	25,400,181	26,256,104
Dilutive effect of unvested restricted common stock	272,069	191,062	19,788
Dilutive effect of unvested performance units	471,339	253,492	2,306
Class B Common Stock converted to Class A Common Stock	—	—	82,021,389
Weighted average shares outstanding – diluted	$30,623,297	$25,844,735	108,299,587

Earnings per share
Basic	$1.31	$1.29	$1.16
Diluted	$1.28	$1.27	$1.11

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	For the years ended December 31,
	2025	2024	2023
Stock options	12,923	—	—
Restricted common stock	—	282	269
Performance stock units	33,599	9,579	—
Class B Common Stock	82,021,389	82,021,389	—

16.
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

As of December 31, 2025, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Finance lease liabilities as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Finance lease liabilities	$169,990	$191,383
Less current portion of finance lease liabilities	(25,382)	(23,475)
Finance lease liabilities, long-term	$144,608	$167,908

Operating leases

Operating lease right-of-use assets are included within other assets on the consolidated balance sheets. The current and non-current portions of operating lease liabilities are included within accrued liabilities and other liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

As of December 31, 2023, the Company was a lessee in a terminal use lease, which was accounted for as an operating lease. In January 2024, this agreement transitioned to a long-term terminal services agreement.

In April 2023, Excelerate purchased Sequoia. Prior to the purchase, Sequoia was recorded as an operating lease. See Note 8 – Property and equipment, net for further information about the purchase.

As of December 31, 2025, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at December 31, 2025 is as follows (in thousands):

Year	Operating	Finance
2026	$34,043	$33,235
2027	34,042	33,235
2028	34,301	27,584
2029	33,890	27,571
2030	31,842	27,571
Thereafter	43,848	58,010
Total lease payments	$211,966	$207,206
Less: imputed interest	(49,318)	(37,216)
Carrying value of lease liabilities	162,648	169,990
Less: current portion	(23,904)	(25,382)
Carrying value of long-term lease liabilities	$138,744	$144,608

As of December 31, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 6.2 years and 7.1 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2024, the Company’s weighted average remaining lease term for operating and finance leases was 3.6 years and 8.1 years, respectively, with a weighted average discount rate of 6.2% and 6.3%, respectively.

The Company’s total lease costs for the years ended December 31, 2025, 2024 and 2023 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the years ended December 31,
	2025	2024	2023
Amortization of finance lease right-of-use assets	$2,609	$2,609	$3,487
Interest on finance lease liabilities	11,336	12,652	15,068
Operating lease expense	23,321	2,066	15,790
Short-term lease expense	821	530	611
Total lease costs	$38,087	$17,857	$34,956

Other information related to leases for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Operating cash flows for finance leases	$11,336	$12,652	$15,068
Financing cash flows for finance leases	21,589	20,504	20,619
Operating cash flows for operating leases	22,821	2,136	16,518

Lessor arrangements

In 2018, EELP entered into an agreement with a customer to lease Excellence with the asset transferring ownership to the customer at the conclusion of the agreement for no additional consideration. EELP, as a lessor, accounts for the Excellence contract with its customer as a sales-type lease in the consolidated balance sheet in accordance with ASC 842.

17.
Revenue

The following table presents the Company’s revenue for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Revenue from leases	$541,013	$548,145	$447,757
Revenue from contracts with customers
Regasification and other services	55,615	64,019	59,053
LNG, gas and power	631,635	239,273	652,153
Total revenue	$1,228,263	$851,437	$1,158,963

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Lease revenue

The Company has certain terminal services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the years ended December 31, 2025, 2024 and 2023 consists of the following (in thousands):

	For the years ended December 31,
	2025	2024	2023
Operating lease income	$474,097	$486,005	$383,503
Sales-type lease income	66,916	62,140	64,254
Total revenue from leases	$541,013	$548,145	$447,757

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as the Company is reasonably certain that the ownership of these assets will transfer to the customer at the end of their respective terms. For the years ended December 31, 2025, 2024 and 2023, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $66.9 million, $62.1 million and $64.3 million, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of December 31, 2025, the Company is the lessor to time charter agreements with customers on eight of its floating regasification terminals. The following represents the amount of property and equipment that is leased to customers as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Property and equipment	$2,514,180	$2,472,895
Accumulated depreciation	(1,054,808)	(1,005,269)
Property and equipment, net	$1,459,372	$1,467,626

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of December 31, 2025, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
2026	$87,612	$437,214
2027	87,612	402,486
2028	80,849	314,290
2029	84,055	307,746
2030	87,612	251,277
Thereafter	239,839	533,250
Total undiscounted	$667,579	$2,246,263
Less: imputed interest	(290,765)
Net investment in sales-type leases	376,814
Less: current portion	(38,870)
Non-current net investment in sales-type leases	$337,944

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the year ended December 31, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$10,938	$362,394	$373,332
Asia Pacific	66,917	43,878	223,398	334,193
Latin America	211,233	—	—	211,233
Europe (2)	110,835	321	45,843	156,999
Middle East (3)	152,028	—	—	152,028
Other	—	478	—	478
Total revenue	$541,013	$55,615	$631,635	$1,228,263

	For the year ended December 31, 2024
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America	$—	$10,417	$25,507	$35,924
Asia Pacific	62,140	52,979	212,102	327,221
Latin America	216,131	—	—	216,131
Europe	113,876	284	—	114,160
Middle East (3)	155,998	—	—	155,998
Other	—	339	1,664	2,003
Total revenue	$548,145	$64,019	$239,273	$851,437

	For the year ended December 31, 2023
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America	$—	$10,538	$—	$10,538
Asia Pacific	64,254	48,317	169,793	282,364
Latin America	161,680	—	460,134	621,814
Europe	72,975	—	22,226	95,201
Middle East (3)	148,848	—	—	148,848
Other	—	198	—	198
Total revenue	$447,757	$59,053	$652,153	$1,158,963
(1)
Includes the Caribbean.
(2)
Includes locations on the Mediterranean Sea.
(3)
Includes Pakistan and the United Arab Emirates.

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for terminal services varies and occurs according to the contract. As of December 31, 2025, and December 31, 2024, receivables from contracts with customers were $51.4 million and $88.1 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at each of December 31, 2025 and December 31, 2024, was $0.6 million. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the years ended December 31, 2025, 2024 and 2023.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Contract liabilities from advance payments in excess of revenue recognized for services as of December 31, 2025 and December 31, 2024 were $23.8 million and $27.4 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain floating regasification terminals, and terminal repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of December 31, 2025 and December 31, 2024 (in thousands):

	For the years ended December 31,
	2025	2024
Deferred revenues, beginning of period	$85,907	$56,267
Cash received but not yet recognized	67,050	62,918
Revenue recognized from prior period deferral	(66,626)	(33,278)
Deferred revenues, end of period	$86,331	$85,907

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

In November 2023, Excelerate signed a 15-year LNG sale and purchase agreement (the “Petrobangla SPA”) with Bangladesh Oil, Gas & Mineral Corporation (“Petrobangla”). Under the agreement, Petrobangla agreed to purchase LNG from Excelerate, which began in 2026. Excelerate will deliver 0.85 million tonnes per annum (“MTPA”) of LNG in 2026 and 2027 and 1.0 MTPA from 2028 to 2040. The take-or-pay LNG volumes are expected to be delivered through Excelerate’s two existing floating regasification terminals in Bangladesh, Excellence and Summit LNG. In the third quarter of 2024, Excelerate signed a medium-term LNG sales agreement in one of the Atlantic Basin regions in which it does business. Over the term of the agreement, the Company will sell approximately 0.65 million tonnes of LNG, the pricing of which will be based on Dutch Title Transfer Facility (“TTF”). In 2025, Excelerate finalized the Acquisition, which contained long-term contracts for the delivery of natural gas. In October 2025, Excelerate executed a five-year definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for regasification services and LNG supply. The agreement contains a customer extension option and a minimum offtake of 250 million standard cubic feet per day (“MMscf/d”).

The Company has long-term arrangements with customers in which it provides terminal services. The price under these agreements is typically stated in the contracts. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $17,432.6 million using commodity futures prices as of December 31, 2025. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

2026	$1,470,536
2027	1,905,440
2028	1,959,808
2029	1,930,423
2030	1,875,896
Thereafter	8,290,451
Total expected revenue	$17,432,554

18.
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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2025, 2024 and 2023, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the years ended December 31,
	2025	2024	2023
Stock-based compensation expense	$11,988	$7,245	$3,639

Stock options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, the fair value of Excelerate’s common stock on the grant date, including the expected term of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was based on the expected dividend payout as a portion of total share value. Expected volatility was based on the median of the historical volatility of fifteen of the Company’s peers over the expected life of the granted options. The Company used estimates of forfeitures to estimate the expected term of the options granted. The reversal of any expense due to forfeitures is accounted for as they occur.

The following table summarizes stock option activity for the year ended December 31, 2025 and provides information for outstanding and exercisable options as of December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2025	293,388	$24.00
Granted	—	—
Exercised	(6,913)	24.00
Forfeited or expired	—	—
Outstanding at December 31, 2025	286,475	24.00	6.1	$1,160
Exercisable at December 31, 2025	173,841	24.00	5.9	704

No options were granted in 2025, 2024 or 2023. The total intrinsic value of options exercised in 2025 and 2024 was less than $0.1 million and $0.1 million, respectively. No options were exercised in 2023. As of December 31, 2025, the Company had $1.0 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 1.3 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the year ended December 31, 2025 and provides information for unvested shares as of December 31, 2025:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2025	663,946	$16.81
Granted	286,371	29.91
Vested	(269,833)	17.19
Forfeited	(31,293)	19.17
Unvested at December 31, 2025	649,191	22.31

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

The fair value of the awards granted in 2025, 2024 and 2023 was $8.6 million, $7.4 million and $6.5 million, respectively. The fair value of awards that vested in 2025, 2024 and 2023 was $4.6 million, $2.8 million and $0.7 million, respectively. As of December 31, 2025, the Company had $8.9 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.7 years.

Performance units

In 2023, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to performance and market conditions. The performance condition relates to the Company’s adjusted EBITDA and the market condition relates to Excelerate’s relative total shareholder return as compared to its peer group. Changes in the Company’s expected adjusted EBITDA performance as compared to award metrics will be recorded to the consolidated statement of income over the vesting period.

In 2024 and 2025, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock based on results as compared to two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return.

The fair values of the market conditions on the performance units granted in 2023, 2024 and 2025 are calculated based on a Monte Carlo simulation on the grant date, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index over the expected life of the granted units. The Company used estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

The table below describes the assumptions used to value the awards granted in 2025 and 2024:

		2024
	2025	March Grant	November Grant	2023
Risk-free interest rate	4.0%	4.4%	4.2%	3.9%
Expected volatility	46.6%	50.6%	41.9%	58.0%
Expected term	2.82 years	2.82 years	2.16 years	2.76 years

The following table summarizes performance unit activity for the year ended December 31, 2025 and provides information for unvested performance units (reflected at target performance) as of December 31, 2025:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2025	329,507	$20.37
Granted	155,826	38.83
Vested	—	—
Forfeited	(4,170)	22.25
Unvested at December 31, 2025	481,163	26.33

The fair value of the performance units granted in 2025, 2024 and 2023 was $6.1 million, $4.4 million and $2.4 million, respectively. No awards vested in 2025 or 2023. The fair value of awards that vested in 2024 was less than $0.1 million. As of December 31, 2025, the Company had $5.5 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 1.8 years.

19.
Income taxes

The Company’s income before income taxes is comprised of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Domestic	$(154,409)	$(95,260)	$(97,962)
Foreign	349,321	274,393	258,053
Total	$194,912	$179,133	$160,091

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Current
Domestic	$2,595	$923	$932
Foreign	22,301	21,358	35,636
Total current	24,896	22,281	36,568
Deferred
Domestic	3,363	2,969	(1,634)
Foreign	(365)	849	(1,687)
Total deferred	2,998	3,818	(3,321)
Income tax expense	$27,894	$26,099	$33,247

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 was $27.9 million, $26.1 million and $33.2 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is comprised of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands, except for percentages):

	For the year ended December 31, 2025
U.S. statutory tax rate	$40,932	21.0%
State and local income taxes, net of federal income tax effect	(41)	0.0%
Foreign tax effects
Argentina
Withholding taxes	6,189	3.2%
Other	(1,173)	(0.6%)
Brazil
Withholding taxes	5,519	2.8%
Changes in valuation allowance	2,501	1.3%
Other	776	0.4%
Pakistan
Withholding taxes	6,929	3.6%
Other foreign jurisdictions	(1,445)	(0.7%)
Effect of cross-border tax laws	(4,990)	(2.6%)
Changes in valuation allowance	1,327	0.7%
Nontaxable or nondeductible items
Noncontrolled interest	(27,801)	(14.3%)
Other	(1,643)	(0.9%)
Changes in unrecognized tax benefits	369	0.2%
Other adjustments	445	0.2%
Effective tax rate	$27,894	14.3%

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31,
	2024	2023
Statutory rate applied to pre-tax income	21.0%	21.0%
Foreign rate differential	(2.5%)	5.7%
Domestic non-controlled interest/ domestic non-taxable income	(18.5%)	(15.9%)
Permanent items	2.5%	1.8%
Withholding taxes	10.4%	11.5%
Uncertain tax positions	0.3%	2.6%
Investment in partnership deferred taxes	4.2%	0.0%
Foreign tax credit	(1.7%)	(5.1%)
Valuation allowance	(1.3%)	1.5%
Other	0.2%	(2.3%)
Effective tax rate	14.6%	20.8%

The effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 14.3%, 14.6% and 20.8%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

The tax effect of each type of temporary difference and carryforward that gives rise to a significant deferred tax asset or liability as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
	2025	2024	2023
Deferred tax assets
Net operating losses	$40,971	$832	$770
Foreign tax credit carryforward	2,802	2,689	1,645
Investment in partnership	47,104	35,472	44,714
Unrealized foreign exchange losses	5,661	3,708	4,543
Accrued interest	44,217	—	—
Other	8,129	4,573	3,886
Deferred tax assets	148,884	47,274	55,558
Valuation allowances	(52,618)	(18,475)	(10,718)
Net deferred tax assets	$96,266	$28,799	$44,840
Deferred tax liabilities
Fixed assets	$83,962	$—	$—
Intangibles	24,628	—	—
Accrued withholding taxes	21,596	—	—
Right of use assets	3,980	34	101
Unrealized foreign exchange gains	1,530	1,206	1,791
Net deferred tax liabilities	$135,696	$1,240	$1,892
Net deferred tax assets/(liability)	$(39,430)	$27,559	$42,948

The Company has foreign and U.S. corporate subsidiaries for which it records deferred taxes. The Company has $131.7 million of net operating loss carryforwards as of December 31, 2025. Of these, $1.5 million will expire between 2026 and 2035. The remaining net operating loss carryforwards have an unlimited carryforward period, the majority of which are subject to an annual limitation of 50% of taxable income for the year.

The Company recorded a valuation allowance to reflect the estimated amount of certain deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors, including the Company's operating history, accumulated deficit, and the existence of taxable or deductible temporary differences and reversal periods. Total valuation allowances increased by $34.1 million during the year ended December 31, 2025, primarily due to the Acquisition, foreign tax credit carryforward and the generation of net operating losses in foreign jurisdictions, which the Company believes, more likely than not, will not be realized. Total valuation allowances increased by $7.8 million during the year ended December 31, 2024, primarily due to the U.S. federal deferred tax assets related to the investment in partnership, foreign tax credit carryforward and the generation of net operating losses in foreign jurisdictions, which the Company believes, more likely than not, will not be realized.

The Company recognizes the tax benefit from an uncertain tax provision only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The Company’s policy is to

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the consolidated financial statements. For the years ended December 31, 2025 and 2024, the Company did not have any cash payments of interest and penalties associated with uncertain tax positions. The Company does not anticipate material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	2025	2024	2023
Balance at January 1	$4,697	$4,171	$—
Increases related to prior year tax positions	369	526	4,171
Increases related to the Acquisition	13,510	—	—
Balance at December 31	$18,576	$4,697	$4,171

The Company and its subsidiaries file income tax returns in the U.S., various foreign, state and local jurisdictions. The Company is currently under income tax examination in Israel related to the 2020 and 2021 tax years. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for the tax years ending after 2021 and outside the U.S. for the tax years ending after 2019.

Income taxes paid, net of refunds, for the period ended December 31, 2025 are as follows (in thousands):

2025
U.S federal	$1,664
U.S. state (1)	14
Non-U.S.
Argentina	6,273
Brazil	6,824
Pakistan	6,344
Other non-U.S. (2)	1,252
Total income taxes paid, net	$22,371

(1)
The amount of income taxes paid (net of refunds received) to respective individual state(s) during the year do not meet the 5% disaggregation threshold.
(2)
The amount of income taxes paid (net of refunds received) to respective individual jurisdiction(s) during the year do not meet the 5% disaggregation threshold.

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

The Organization for Economic Co-operation and Development has established the Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Pillar Two Framework has been supported by numerous countries worldwide. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. The Company is evaluating the potential impact of the Pillar Two Framework on income taxes in future periods, including potential impacts to its TRA liability, pending legislative adoption by additional individual countries. In January 2026, the OECD issued a comprehensive Side-by-Side Package, which introduces additional administrative guidance intended to enhance coordination and simplify aspects of the global minimum tax framework. The package includes several new safe harbors including the new Side-by-Side and Ultimate Parent Entity safe harbors that may deem certain top-up taxes to be zero in jurisdictions with qualifying minimum tax regimes, such as the United States. We will continue to monitor additional administrative guidance and legislative action to incorporate the guidance into local law to assess the global impact of the Pillar Two Framework rules.

In July 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation does not have a significant impact on tax expense in 2025.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

20.
Related party transactions

The Company had one debt instrument with related parties as of December 31, 2025 – the Exquisite Financing. For details on this debt instrument, see Note 12 – Long-term debt – related party.

The following transactions with related parties are included in the accompanying consolidated statements of income (in thousands):

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Amounts due from related parties	$1,033	$217
Amounts due to related parties	3,615	412
Prepaid expenses – related party	164	2,250

EELP and certain of its subsidiaries and affiliates are party to certain agreements with Kaiser and affiliates of Kaiser.

Kaiser issued an uncapped construction and operational guarantee in 2007 in favor of the Secretary of Transportation, United States of America, as represented by the Maritime Administrator (“MARAD”), in respect of Northeast Gateway Energy Bridge, LP’s obligations related to the design, construction, operations and decommissioning under the deepwater port license issued by MARAD. In addition, Kaiser obtained a letter of credit in favor of MARAD to cover decommissioning costs, which was most recently amended and increased to $18.7 million in December 2024.

21.
Defined contribution plan

The Company’s full-time employees are eligible to participate in a 401(k) plan that, beginning in 2024, is administered by a third party. Prior to 2024, the administrative agent was a related party of Kaiser. The Company makes a safe harbor matching contribution equal to 100% of the employee’s salary deferrals that do not exceed 3% of compensation plus 50% of the employee’s salary deferrals between 3% and 5% of compensation. The safe harbor matching contribution is 100% vested. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. The Company recorded $0.9 million, $0.7 million and $1.0 million in compensation expense related to the plan during the years ended December 31, 2025, 2024 and 2023, respectively.

22.
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

To manage credit risk associated with interest rate hedges, the Company selects counterparties based on their credit ratings and limits the exposure to any single counterparty. The counterparties to the Company’s derivative contracts are major financial institutions with investment grade credit ratings. The Company periodically monitors the credit risk of the counterparties and adjusts the hedging position as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under the Company’s derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of the Company’s derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with its derivative contracts.

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Years ended December 31,
	2025	2024	2023
Customer A	18%	34%	21%
Customer B	12%	17%	44%
Customer C	10%	—	—

Certain customers may purchase a high volume of LNG and/or natural gas from the Company. These purchases can significantly increase their percentage of total revenues as compared to those customers who are only terminal service customers. This increase in

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

revenue from their purchases is exacerbated in periods of high market pricing of LNG and natural gas. In conjunction with these LNG and natural gas sales, the Company’s cost of LNG, gas and power also increases by a similar percent due to the increase in volume and market pricing of LNG incurred for such revenue. As such, the changes in revenues by customer may be disproportionate to the relative changes in concentration risk within the Company’s operations.

Substantially all of the net book value of the Company’s long-lived assets are located outside the United States. The Company’s fixed assets are largely comprised of floating regasification terminals that can be deployed globally and therefore are not subject to significant concentration risk. Approximately 20% of the Company’s fixed assets are located in Jamaica.

23.
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

The following table summarizes the Company’s future LNG purchase and capacity obligations as of December 31, 2025 (in thousands):

Year	Amount (1)
2026	$614,385
2027	727,270
2028	941,621
2029	913,680
2030	712,057
Thereafter	8,407,626
Total commitments	$12,316,639
(1)
Total costs incurred under take-or-pay or throughput obligations for the years ended December 31, 2025 and 2024 were approximately $258.3 million and $43.0 million, respectively. No costs were incurred for the year ended December 31, 2023.

24.
Asset retirement obligations

The Company’s asset retirement obligation represents the present value of estimated future costs associated with the decommissioning of the Northeast Gateway Deepwater LNG Port in the Massachusetts Bay, the Montego Bay and Old Harbour LNG terminals, the Clarendon combined heat and power plant, and related pipelines in Jamaica. In accordance with the related licenses and permits, the Company is legally required to decommission the assets and estimates that this will occur at the end of the related pipeline capacity agreement in 2032 for the Northeast Gateway Deepwater LNG Port, in 2043 for the Montego Bay terminal and pipelines and in 2050 for the Old Harbour terminal and Clarendon combined heat and power plant and their related pipelines.

The following table presents the balances for asset retirement obligations and the changes due to accretion expense (in thousands):

	December 31, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$43,690	$41,834
Additions	16,359	—
Accretion expense	2,750	1,856
Asset retirement obligations, end of period	$62,799	$43,690

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements

25.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for taxes	$22,371	$24,389	$26,163
Cash paid for interest	79,737	58,123	60,777
Increase (decrease) in capital expenditures included in accounts payable	(53)	1,203	(7,869)
Asset under construction transferred to net investments in sales-type leases	—	45,990	—
TRA revaluation due to change in ownership	—	(7,027)	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$538,234	$537,522
Restricted cash – current	3,239	2,612
Restricted cash – non-current	15,045	14,361
Cash, cash equivalents, and restricted cash	$556,518	$554,495

26.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2024	$(554)	$428	$631	$505
Other comprehensive income (loss)	(114)	4,832	1,356	6,074
Reclassification to income	(5)	(3,728)	(2,292)	(6,025)
Reclassification to NCI	92	(704)	560	(52)
At December 31, 2024	$(581)	$828	$255	$502
Other comprehensive income (loss)	101	(915)	1,501	687
Reclassification to income	(14)	(881)	(2,338)	(3,233)
Reclassification to NCI	(67)	1,370	629	1,932
At December 31, 2025	$(561)	$402	$47	$(112)

27.
Subsequent events

Dividend Declaration

On February 19, 2026, the Company’s board of directors approved a cash dividend, with respect to the quarter ended December 31, 2025, of $0.08 per share of Class A Common Stock. The dividend is payable on March 26, 2026, to Class A Common Stockholders of record as of the close of business on March 11, 2026. EELP will make a corresponding distribution of $0.08 per interest to holders of Class B interests on the same date as the dividend payment.