Form 10-Q
period 2026-03-31
Excelerate Energy, Inc.
filed 2026-05-07
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 31,837,829 shares of Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Excelerate Energy, Inc. (“Excelerate” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact including, without limitation, statements regarding our future results of operations or financial condition, business strategy and plans, expansion plans and strategy, economic conditions, both generally and in particular in the regions in which we operate or plan to operate, objectives of management for future operations, the anticipated benefits of the Acquisition (as defined herein), and our share repurchase program, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the following:

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
•
the requirement that we pay over to EE Holdings (as defined herein) most of the tax benefits we receive; and
•
other risks, uncertainties and factors set forth in the 2025 Annual Report, this Form 10-Q and our other filings with the SEC, if applicable, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. For example, the current global economic uncertainty and geopolitical climate, including trade and tariff developments, wars and conflicts, including those ongoing in the Middle East, and world or regional health events, including pandemics and epidemics and governmental and third-party responses thereto, may give rise to risks that are currently unknown or amplify the risks associated with many of the foregoing events or factors. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that we have a reasonable basis for the forward looking statements contained herein, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$540,143	$538,234
Current portion of restricted cash	4,188	3,239
Accounts receivable, net	92,728	82,714
Current portion of net investments in sales-type leases	34,302	38,870
Other current assets	95,833	90,308
Total current assets	767,194	753,365
Restricted cash	15,278	15,045
Property and equipment, net	2,129,786	2,132,045
Intangible assets, net	355,309	359,221
Goodwill	238,468	234,994
Operating lease right-of-use assets	162,317	167,188
Net investments in sales-type leases	331,205	337,944
Investments in equity method investee	18,883	18,095
Deferred tax assets, net	24,040	25,224
Other assets	92,619	88,340
Total assets	$4,135,099	$4,131,461
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,231	$46,570
Accrued liabilities and other liabilities	161,484	123,027
Current portion of deferred revenues	42,065	57,135
Current portion of long-term debt	23,708	23,521
Current portion of long-term debt – related party	9,872	10,521
Current portion of operating lease liabilities	24,717	23,904
Current portion of finance lease liabilities	25,363	25,382
Total current liabilities	295,440	310,060
Long-term debt, net	908,314	912,788
Long-term debt, net – related party	148,710	151,431
Operating lease liabilities	133,802	138,744
Finance lease liabilities	138,569	144,608
TRA liability	51,122	51,122
Asset retirement obligations	63,633	62,799
Long-term deferred revenues	28,654	29,196
Deferred tax liability	65,276	64,654
Other long-term liabilities	46,406	36,981
Total liabilities	$1,879,926	$1,902,383
Commitments and contingencies (Note 20)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 35,170,045 shares issued as of March 31, 2026 and 34,710,832 shares issued as of December 31, 2025)	35	35
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	82	82
Additional paid-in capital	649,452	634,811
Retained earnings	112,226	102,640
Accumulated other comprehensive loss	(1,013)	(112)
Treasury stock (3,078,888 shares as of March 31, 2026 and 2,685,679 shares as of December 31, 2025)	(69,677)	(54,981)
Non-controlling interests	1,564,068	1,546,603
Total equity	2,255,173	2,229,078
Total liabilities and equity	$4,135,099	$4,131,461

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
	(In thousands, except share and per share amounts)
Revenues
LNG, gas and power	$275,176	$166,725
Terminal services	158,263	148,365
Total revenues	433,439	315,090
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	243,045	160,759
Operating expenses	53,084	41,938
Depreciation and amortization	31,007	21,643
Selling, general and administrative expenses	24,336	21,352
Transition and transaction expenses	—	3,682
Total operating expenses	351,472	249,374
Operating income	81,967	65,716
Other income (expense)
Interest expense	(24,538)	(11,058)
Interest expense – related party	(3,071)	(3,258)
Earnings from equity method investment	604	596
Other income, net	4,476	6,154
Income before income taxes	59,438	58,150
Provision for income taxes	(9,460)	(6,027)
Net income	49,978	52,123
Less net income attributable to non-controlling interests	37,658	40,736
Net income attributable to shareholders	$12,320	$11,387

Net income per common share – basic	$0.38	$0.48
Net income per common share – diluted	$0.37	$0.46
Weighted average shares outstanding – basic	32,078,044	23,900,116
Weighted average shares outstanding – diluted	32,982,088	106,751,592

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
	(In thousands)
Net income	$49,978	$52,123
Other comprehensive income (loss)
Cumulative translation adjustment	199	72
Change in unrealized losses on cash flow hedges	(3,587)	(1,435)
Share of other comprehensive income (loss) of equity method investee	184	(466)
Other comprehensive income attributable to non-controlling interest	2,303	1,417
Comprehensive income	49,077	51,711
Less comprehensive income attributable to non-controlling interest	37,658	40,736
Comprehensive income attributable to shareholders	$11,419	$10,975

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2026	34,710,832	$35	82,021,389	$82	$634,811	$102,640	$(112)	2,685,679	$(54,981)	$1,546,603	$2,229,078
Net income	—	—	—	—	—	12,320	—	—	—	37,658	49,978
Other comprehensive loss	—	—	—	—	—	—	(901)	—	—	(2,303)	(3,204)
Long-term incentive compensation	—	—	—	—	924	—	—	—	—	2,360	3,284
Class A dividends – $0.08 per share	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,562)	(6,562)
Distributions	—	—	—	—	—	—	—	—	—	(692)	(692)
Long-term incentive compensation units vested, net	431,848	—	—	—	11,554	—	—	245,510	(9,664)	(11,501)	(9,611)
Repurchase of Class A Common Stock	—	—	—	—	1,599	—	—	147,699	(5,032)	(1,587)	(5,020)
Other	27,365	—	—	—	564	—	—	—	—	92	656
Balance at March 31, 2026	35,170,045	$35	82,021,389	$82	$649,452	$112,226	$(1,013)	3,078,888	$(69,677)	$1,564,068	$2,255,173

Balance at January 1, 2025	26,432,131	$26	82,021,389	$82	$467,429	$72,322	$502	2,564,058	$(52,375)	$1,400,515	$1,888,501
Net income	—	—	—	—	—	11,387	—	—	—	40,736	52,123
Other comprehensive loss	—	—	—	—	—	—	(412)	—	—	(1,417)	(1,829)
Long-term incentive compensation	—	—	—	—	475	—	—	—	—	1,676	2,151
Class A dividends – $0.06 per share	—	—	—	—	—	(1,535)	—	—	—	—	(1,535)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Distributions	—	—	—	—	—	—	—	—	—	(840)	(840)
Long-term incentive compensation units vested, net	234,419	1	—	—	3,465	—	—	107,633	(2,253)	(3,448)	(2,235)
Other	1,955	—	—	—	88	—		—	—	202	290
Balance at March 31, 2025	26,668,505	$27	82,021,389	$82	$471,457	$82,174	$90	2,671,691	$(54,628)	$1,432,503	$1,931,705

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Cash flows from operating activities	(In thousands)
Net income	$49,978	$52,123
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	31,007	21,643
Amortization of operating lease right-of-use assets	6,316	403
ARO accretion expense	834	477
Amortization of debt issuance costs	1,481	737
Deferred income taxes	1,445	759
Share of net earnings in equity method investee	(604)	(596)
Distributions from equity method investee	900	1,530
Long-term incentive compensation expense	3,284	2,152
Changes in operating assets and liabilities:
Accounts receivable	(10,914)	33,029
Other current assets and other assets	(8,162)	29,249
Accounts payable and accrued liabilities	(5,343)	40,037
Current portion of deferred revenue	(15,070)	(27,518)
Net investments in sales-type leases	11,307	10,385
Operating lease assets and liabilities	(5,574)	(463)
Other long-term liabilities	(863)	(9,138)
Net cash provided by operating activities	$60,022	$154,809

Cash flows from investing activities
Purchases of property and equipment	(26,314)	(44,123)
Net cash used in investing activities	$(26,314)	$(44,123)

Cash flows from financing activities
Repurchase of Class A Common Stock	(4,480)	—
Repayments of long-term debt	(5,230)	(11,331)
Repayments of long-term debt – related party	(3,370)	(2,322)
Payment of debt issuance costs	—	(797)
Principal payments under finance lease liabilities	(5,861)	(5,309)
Taxes withheld for long-term incentive compensation	(2,576)	(690)
Dividends paid	(2,701)	(1,450)
Distributions	(7,254)	(5,761)
Other financing activities	656	12
Net cash used in financing activities	$(30,816)	$(27,648)

Effect of exchange rate on cash, cash equivalents, and restricted cash	199	72

Net increase in cash, cash equivalents and restricted cash	3,091	83,110

Cash, cash equivalents and restricted cash
Beginning of period	$556,518	$554,495
End of period	$559,609	$637,605

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.
General business information

Excelerate Energy, Inc. (“Excelerate” and, together with its subsidiaries, the “Company”) owns and operates liquefied natural gas (“LNG”) and natural gas infrastructure assets. Excelerate was incorporated in 2021 as a Delaware corporation and formed as a holding company to own, as its sole material asset, a controlling equity interest in Excelerate Energy Limited Partnership (“EELP”), a Delaware limited partnership formed in 2003 by George B. Kaiser (together with his affiliates other than the Company, “Kaiser”). Because Excelerate operates and controls all of EELP’s business and affairs, the Company consolidates the financial results of EELP.

As of each March 31, 2026 and December 31, 2025, Kaiser owned directly or indirectly approximately 71.9% of the ownership interests in EELP. The remaining 28.1% of the ownership interests were held by the Company as of each March 31, 2026 and December 31, 2025.

Basis of Presentation

These consolidated financial statements and related notes include the assets, liabilities and results of operations of Excelerate and its consolidated subsidiaries and have been prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All transactions among Excelerate and its consolidated subsidiaries have been eliminated in consolidation. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but the consolidated balance sheet data does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Excelerate and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year or any future period. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

2.
Summary of significant accounting policies

A summary of the Company’s significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2025 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the three months ended March 31, 2026.

Recent accounting pronouncements

Accounting standards recently issued but not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which requires tabular disclosure of specific expense categories included in expense captions on the statements of income and their qualitative descriptions. The guidance in this update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its Consolidated Financial Statements and related disclosures.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of significance for a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$16,304	$16,304	$15,320	$15,320
Financial liabilities
Derivative financial instruments	Level 2	(19,619)	(19,619)	(14,828)	(14,828)
2030 Notes	Level 2	(800,000)	(838,608)	(800,000)	(846,080)

As of March 31, 2026 and December 31, 2025, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of March 31, 2026 or December 31, 2025. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the euro/U.S. dollar forward curves for the same period as the related payment settlements. The Company has consistently applied these valuation techniques in all periods presented.

As of March 31, 2026 and December 31, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The values of the 2030 Notes are based on quoted market prices. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments.

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

Non-recurring fair value measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three months ended March 31, 2026 and 2025.

4.
Accounts receivable, net

As of March 31, 2026 and December 31, 2025, accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade receivables	$85,973	$79,775
Accrued revenue	7,531	2,915
Amounts receivable – related party	247	1,033
Allowance for doubtful accounts	(1,023)	(1,009)
Accounts receivable, net	$92,728	$82,714

5.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at March 31, 2026 (in thousands except non-currency amounts):

March 31, 2026
Interest rate swaps	$40,839
Foreign currency hedges	€22,365
Natural gas swaps (MMBtus)	2,212,500

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Net notional amounts do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$304	$274
Non-current assets	367	218
Current liabilities	(3,626)	—
Non-current liabilities	(360)	—
Total designated as hedging instruments	$(3,315)	$492

Derivatives not designated as hedging instruments
Current assets	$4,471	$4,353
Non-current assets	11,162	10,475
Current liabilities	(4,471)	(4,353)
Non-current liabilities	(11,162)	(10,475)
Total not designated as hedging instruments	$—	$—

Total current position	$(3,322)	$274
Total non-current position	7	218
Total derivatives	$(3,315)	$492

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

Derivatives accounted for as cash flow hedges

The Company’s cash flow hedges include interest rate swaps that are hedges of variability in forecasted interest payments due to changes in the interest rate on SOFR-based borrowings, euro to U.S. dollar swaps that hedge the Company’s expected exchange rate exposure related to operational and salary expenses incurred in euros, and commodity index swaps that hedge our exposure to LNG and natural gas future purchases and sales.

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended March 31,
Relationship		2026	2025
Interest rate swaps		$(3,502)	$(1,040)

Derivatives Designated in	Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Accumulated Other Comprehensive	For the three months ended March 31,
Relationship	Income into Income	2026	2025
Interest rate swaps	Interest expense	$85	$395

The amount of gain (loss) recognized in other comprehensive income as of March 31, 2026 and expected to be reclassified within the next 12 months is $(3.3) million.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.
Other current assets

As of March 31, 2026 and December 31, 2025, other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$39,542	$48,458
Prepaid expenses – related party	2,324	164
Tax receivables	2,934	4,139
Inventories	12,906	27,075
Other receivables	38,127	10,472
Other current assets	$95,833	$90,308

7.
Property and equipment, net

As of March 31, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Floating terminals and related equipment	$2,612,317	$2,612,317
Power generation	188,329	188,329
Fixed terminals and gas pipeline	257,212	257,213
Finance lease right-of-use assets	40,007	40,007
Other equipment	19,028	19,135
Assets in progress	222,771	198,445
Less accumulated depreciation	(1,209,878)	(1,183,401)
Property and equipment, net	$2,129,786	$2,132,045

For the three months ended March 31, 2026 and 2025, depreciation expense was $26.6 million and $20.8 million, respectively.

Excelerate Acadia (f/k/a Hull 3407)

In October 2022, the Company entered into a contract with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 floating regasification terminal, which was delivered in the second quarter of 2026. The Company made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively. These payments are included in the assets in progress balance at March 31, 2026 and December 31, 2025. The final milestone payment of approximately $210 million was made concurrently with the delivery of the terminal.

Jamaica Assets

In May 2025, the Company acquired the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power co-generation plant (the “Acquisition”), all of which are located in Jamaica.

8.
Goodwill and intangible assets, net

As of March 31, 2026 and December 31, 2025, the Company’s goodwill consisted of the following (in thousands):

Balance at December 31, 2025	$234,994
Additions	3,474
Balance at March 31, 2026	$238,468

The Company has recorded no impairments to goodwill as of March 31, 2026 and December 31, 2025. The Company recorded measurement period adjustments during the quarter associated with certain liabilities that existed at the acquisition date. These adjustments were offset with indemnification assets under the terms of the acquisition agreement and therefore did not have an impact on purchase consideration or the amount of goodwill recorded at acquisition date. There were no material changes to the preliminary purchase price allocation associated with the Acquisition during the three months ended March 31, 2026.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s intangible assets represent customer relationships associated with the Acquisition. As of March 31, 2026 and December 31, 2025, the Company’s intangible assets, net consisted of the following (in thousands):

	Gross	Accumulated amortization	Net
Balance at December 31, 2025	$369,000	$(9,779)	$359,221
Balance at March 31, 2026	369,000	(13,691)	355,309

The Company recognized amortization expense related to intangible assets of $3.9 million for the three months ended March 31, 2026. There was no amortization expense related to intangible assets for the three months ended March 31, 2025. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

9.
Accrued liabilities

As of March 31, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued terminal and cargo expenses	$55,379	$45,773
Accrued interest	27,814	11,435
Payroll and related liabilities	14,019	26,838
Taxes payable	13,173	8,550
Derivative liabilities	8,097	4,353
Current portion of TRA liability	7,685	7,685
Other accrued liabilities	35,317	18,393
Accrued liabilities	$161,484	$123,027

10.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
2030 Notes	$800,000	$800,000
Experience Financing	95,906	99,000
2017 Bank Loans	50,500	52,636
EE Revolver	—	—
Total debt	946,406	951,636
Less unamortized debt issuance costs	(14,384)	(15,327)
Total debt, net	932,022	936,309
Less current portion, net	(23,708)	(23,521)
Total long-term debt, net	$908,314	$912,788

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the three months ended March 31, 2026.

	For the three months ended March 31, 2026
	Range	Weighted Average
Experience Financing	6.9% – 7.1%	7.1%
2017 Bank Loans (1)	6.6% – 8.7%	8.0%
EE Revolver	N/A	N/A

(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.1% for the three months ended March 31, 2026.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Notes are guaranteed by certain direct and indirect restricted subsidiaries of EELP.

Revolving Credit Facility and Term Loan Facility

In April 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes. The EE Revolver originally enabled the Company to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

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

In March 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith and (ii) replacement of the collateral vessel maintenance coverage covenant with a broader collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

In April 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment provides for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 2029 and (ii) an increase in the aggregate commitments under the EE Revolver to $500.0 million. As per the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the 2030 Notes. The Company also unwound the interest rate swaps associated with the Term Loan Facility.

In September 2025, EELP and the Company entered into the sixth amendment to the Amended Credit Agreement, which modified provisions related to investments and restricted payments to provide greater flexibility to the Company.

As of March 31, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of March 31, 2026 and up to $500 million may be used for letters of credit. The Company has $133.6 million in letters of credit outstanding as of March 31, 2026, under a bilateral facility.

Experience Financing

In December 2016, the Company entered into a sale leaseback agreement with a third party to provide $247.5 million of financing for Experience (the “Experience Financing”). Due to the Company’s requirement to repurchase the asset at the end of the term, the transaction was accounted for as a failed sale leaseback (a financing transaction). Under the Experience Financing agreement, the Company is deemed the owner of the asset and continues to recognize the asset on its consolidated balance sheets, with the proceeds received recorded as a financial obligation. As amended, the Company makes quarterly principal payments of $3.1 million and interest payments at the three-month SOFR plus 3.40%, and the loan has a maturity date of December 2033. After the final quarterly payment in December 2033, there will be no remaining balance due.

2017 Bank Loans

Under the Company's financing agreement for the Moheshkhali LNG terminal in Bangladesh, the Company entered into two loan agreements with external banks (the “2017 Bank Loans”). Under the first agreement, the Company borrowed $32.8 million, makes semi-annual payments and accrues interest at the six-month SOFR plus 2.85% through the loan maturity date of October 2029. Under the second agreement, the Company borrowed $92.8 million, makes quarterly payments and accrues interest at the three-month SOFR plus 4.76% through the loan maturity of October 2029.

As of March 31, 2026, the Company was in compliance with the covenants under its debt facilities.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

11.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Exquisite Financing	$158,582	$161,952
Less current portion	(9,872)	(10,521)
Total long-term related party debt	$148,710	$151,431

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

As the only Class B stockholder, EE Holdings had 71.9% of the combined voting power of the Company’s common stock as of each of March 31, 2026 and December 31, 2025. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total	Class A Ownership Percentage
Balance at January 1, 2026	34,710,832	2,685,679	32,025,153	82,021,389	114,046,542	28.1%
Long-term incentive compensation units vested, net	431,848	245,510	186,338	—	186,338
Repurchases of Class A Common Stock	—	147,699	(147,699)	—	(147,699)
Other	27,365	—	27,365	—	27,365
Balance at March 31, 2026	35,170,045	3,078,888	32,091,157	82,021,389	114,112,546	28.1%

Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Other	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%

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

Dividends and Distributions

During the three months ended March 31, 2026, EELP declared and paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Declared	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
March 31, 2026	June 4, 2026	$6,562	$2,672	$0.08
December 31, 2025	March 26, 2026	6,562	2,734	0.08

Albania Power Project

In April 2022, Excelerate established an entity to provide a temporary power solution in Albania (the “Albania Power Project”). Excelerate is a 90% owner of the Albania Power Project. The Albania Power Project is fully consolidated in the Company’s financial statements.

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

During the three months ended March 31, 2026, the Company repurchased 147,699 shares of its outstanding Class A Common Stock at a weighted average price of $34.07 per share, for a total net cost, including commission fees and taxes, of approximately $5.0 million. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock repurchased by the Company, EELP, immediately prior to the repurchase, redeemed an equal number of Class A interests held by Excelerate, upon the same terms and at the same price as the shares of Excelerate’s Class A Common Stock were repurchased.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

13.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Net income	$49,978	$52,123
Less net income attributable to non-controlling interest	37,658	40,736
Net income attributable to shareholders – basic	$12,320	$11,387
Add: Reallocation of net income attributable to non-controlling interest	—	37,573
Net income attributable to shareholders – diluted	$12,320	$48,960

Weighted average shares outstanding – basic	32,078,044	23,900,116
Issued upon assumed exercise of outstanding stock options	65,204	2,893
Dilutive effect of unvested restricted common stock	354,011	372,817
Dilutive effect of unvested performance units	484,829	454,377
Class B Common Stock converted to Class A Common Stock	—	82,021,389
Weighted average shares outstanding – diluted	32,982,088	106,751,592

Earnings per share
Basic	$0.38	$0.48
Diluted	$0.37	$0.46

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended March 31,
	2026	2025
Restricted common stock	4,148	—
Performance stock units	15,669	48
Class B Common Stock	82,021,389	—

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

As of March 31, 2026, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Finance lease liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finance lease liabilities	$163,932	$169,990
Less current portion of finance lease liabilities	(25,363)	(25,382)
Finance lease liabilities, long-term	$138,569	$144,608

Operating leases

Operating lease right-of-use assets and the current and non-current portions of operating lease liabilities are presented separately on the consolidated balance sheets.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2026, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at March 31, 2026 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2026	$25,830	$24,926
2027	34,585	33,235
2028	34,858	27,584
2029	34,181	27,571
2030	31,845	27,571
Thereafter	43,849	58,010
Total lease payments	$205,148	$198,897
Less: imputed interest	(46,629)	(34,965)
Carrying value of lease liabilities	158,519	163,932
Less: current portion	(24,717)	(25,363)
Carrying value of long-term lease liabilities	$133,802	$138,569

As of March 31, 2026, the Company’s weighted average remaining lease term for operating and finance leases was 6.0 years and 6.9 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 6.2 years and 7.1 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively.

The Company’s total lease costs for the three months ended March 31, 2026 and 2025 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended March 31,
	2026	2025
Amortization of finance lease right-of-use assets	$652	$652
Interest on finance lease liabilities	2,618	2,961
Operating lease expense	8,976	481
Short-term lease expense	253	157
Total lease costs	$12,499	$4,251

Other information related to leases for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Operating cash flows for finance leases	$2,618	$2,961
Financing cash flows for finance leases	5,861	5,309
Operating cash flows for operating leases	8,412	474

15.
Revenue

The following table presents the Company’s revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Revenue from leases	$142,232	$132,777
Revenue from contracts with customers
Regasification and other services	16,031	15,588
LNG, gas and power	275,176	166,725
Total revenue	$433,439	$315,090

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Lease revenue

The Company has certain terminal services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three months ended March 31, 2026 and 2025 consists of the following (in thousands):

	For the three months ended March 31,
	2026	2025
Operating lease income	$126,266	$115,926
Sales-type lease income	15,966	16,851
Total revenue from leases	$142,232	$132,777

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as the Company is reasonably certain that the ownership of these assets will transfer to the customer at the end of their respective terms. For the three months ended March 31, 2026, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $16.0 million, as compared to $16.9 million for the three months ended March 31, 2025.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of March 31, 2026, the Company is the lessor to time charter agreements with customers on eight of its floating regasification terminals. The following represents the amount of property and equipment that is leased to customers as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment	$2,512,073	$2,514,180
Accumulated depreciation	(1,067,659)	(1,054,808)
Property and equipment, net	$1,444,414	$1,459,372

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of March 31, 2026, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2026	$66,009	$334,878
2027	87,612	396,639
2028	80,849	315,195
2029	84,055	308,570
2030	87,612	252,102
Thereafter	239,839	535,665
Total undiscounted	$645,976	$2,143,049
Less: imputed interest	(280,469)
Net investment in sales-type leases	365,507
Less: current portion	(34,302)
Non-current net investment in sales-type leases	$331,205

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended March 31, 2026
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$4,860	$187,356	$192,216
Asia Pacific	15,966	10,963	86,363	113,292
Latin America	54,107	—	1,005	55,112
Europe	28,564	67	—	28,631
Middle East (2)	40,558	—	452	41,010
Other	3,037	141	—	3,178
Total revenue	$142,232	$16,031	$275,176	$433,439

	For the three months ended March 31, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America	$—	$5,043	$27,383	$32,426
Asia Pacific	16,851	10,444	95,352	122,647
Latin America	50,018	—	—	50,018
Europe (3)	28,072	—	43,990	72,062
Middle East (2)	37,836	—	—	37,836
Other	—	101	—	101
Total revenue	$132,777	$15,588	$166,725	$315,090

(1)
Includes the Caribbean.
(2)
Includes Pakistan and the United Arab Emirates.
(3)
Includes locations on the Mediterranean Sea.

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for terminal services varies and occurs according to the contract. As of March 31, 2026 and December 31, 2025, receivables from contracts with customers were $57.3 million and $51.4 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at March 31, 2026 and December 31, 2025, was $0.8 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the three months ended March 31, 2026 and 2025.

Contract liabilities from advance payments in excess of revenue recognized for services as of March 31, 2026 and December 31, 2025 were $19.4 million and $40.7 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months, including performance obligations for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, are recorded in noncurrent deferred revenue which is presented in long-term deferred revenue on the consolidated balance sheets. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. The remaining portion of noncurrent deferred revenue represents payments allocated to customer requested upgrades made to certain floating regasification terminals and terminal repositioning related to contracts that are accounted for as operating leases.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes in the Company’s liabilities related to long-term contracts with customers as of March 31, 2026 (in thousands):

March 31, 2026
Deferred revenues, beginning of period	$86,331
Cash received but not yet recognized	43,615
Revenue recognized from prior period deferral	(59,227)
Deferred revenues, end of period	$70,719

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which it provides terminal services or supplies natural gas or LNG. The price under these agreements is typically stated in the contracts. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $18,334.8 million using commodity futures prices as of March 31, 2026. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2026	$750,438
2027	1,719,129
2028	2,261,875
2029	2,059,331
2030	1,943,326
Thereafter	9,600,700
Total expected revenue	$18,334,799

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

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses and operating expenses on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire 10 years from the date of grant. The Company also issued restricted stock units that vest ratably over one, two or three years and performance units to certain employees that cliff vest in three years.

For the three months ended March 31, 2026 and 2025, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended March 31,
	2026	2025
Stock-based compensation expense	$3,284	$2,135

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock options

The following table summarizes stock option activity for the three months ended March 31, 2026 and provides information for outstanding and exercisable options as of March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2026	286,475	$24.00
Granted	—	—
Exercised	(27,365)	24.00
Forfeited or expired	(2,134)	24.00
Outstanding at March 31, 2026	256,976	24.00	6.0	$2,421
Exercisable at March 31, 2026	146,476	24.00	6.0	1,380

As of March 31, 2026, the Company had $0.8 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 1.0 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the three months ended March 31, 2026 and provides information for unvested shares as of March 31, 2026:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2026	649,191	$22.31
Granted	247,848	38.04
Vested	(299,093)	21.04
Forfeited	(9,199)	18.96
Unvested at March 31, 2026	588,747	29.63

As of March 31, 2026, the Company had $16.1 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.3 years.

Performance units

In 2024, 2025 and 2026, the Company granted performance units that entitle the holder to between zero and two shares of the Company’s Class A Common Stock. The 2024 and 2025 units convert to shares based on results as compared to two market conditions, one related to Excelerate’s relative total shareholder return as compared to its peer group and another related to the Company’s annualized absolute total shareholder return. In 2026, the Company granted units which convert to shares based on (1) a market condition that compares Excelerate’s relative total shareholder return to its peer group and (2) a performance condition based on the Company’s compound annual growth rate of the Company’s Adjusted EBITDA.

The fair values of the market conditions on the performance units are calculated using a Monte Carlo simulation on the grant date, which requires management to make assumptions regarding the risk-free interest rates, expected dividend yields and the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the median of the historical volatility of the companies that comprise the Vanguard Energy ETF market index over the expected life of the granted units. The Company used estimates of forfeitures to estimate the expected term of the grants. The reversal of any expense due to forfeitures is accounted for as they occur.

The table below describes the assumptions used to value the awards granted in 2026, 2025 and 2024:

			2024
	2026	2025	March Grant	November Grant
Risk-free interest rate	3.5%	4.0%	4.4%	4.2%
Expected volatility	39.9%	46.6%	50.6%	41.9%
Expected term	2.83 years	2.82 years	2.82 years	2.16 years

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes performance unit activity for the three months ended March 31, 2026 and provides information for unvested performance units (reflected at target performance) as of March 31, 2026:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2026	481,163	$26.33
Granted	135,898	45.60
Vested	(116,009)	29.49
Forfeited	(2,636)	25.20
Unvested at March 31, 2026	498,416	30.92

As of March 31, 2026, the Company had $9.6 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.3 years.

17.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended March 31, 2026 and 2025 was $9.5 million and $6.0 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended March 31, 2026 and 2025 was 15.9% and 10.4%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

18.
Related party transactions

The Company had one debt instrument with related parties as of March 31, 2026 – the Exquisite Financing. For details on this debt instrument, see Note 11 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Amounts due from related parties	$247	$1,033
Amounts due to related parties	—	3,615
Prepaid expenses – related party	2,324	164

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of the Company’s derivative instruments. The Company does not have any credit risk-related contingent features or collateral requirements associated with its derivative contracts.

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Three months ended March 31,
	2026	2025
Customer A	24%	36%
Customer B	16%	9%
Customer C	13%	0%
Customer D	9%	11%
Customer E	0%	14%

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

In 2024, Jamaica Power Service Company Limited initiated arbitration proceedings claiming damages of approximately $32.9 million for use of alternative fuel due to infrastructure changes required by the Port of Montego Bay where the Company’s Montego Bay terminal was located. This claim occurred prior to the Acquisition by Excelerate with any potential liability retained by New Fortress Energy (“NFE”) and secured by amounts held in escrow to reimburse Excelerate. At the time, NFE asserted force majeure under the contract and has made a counterclaim of approximately $7.2 million. The hearing was held in the first quarter of 2026, and NFE expects this matter to be resolved in 2026. The Company has accrued for the probable loss and recorded the amount as an indemnification receivable from NFE.

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational.

The following table summarizes the Company’s future LNG purchase and capacity obligations from long-term contracts as of March 31, 2026 (in thousands):

Year	Amount (1)
Remainder of 2026	$589,511
2027	872,969
2028	1,018,517
2029	987,146
2030	760,548
Thereafter	8,876,474
Total commitments	$13,105,165
(1)
Total costs incurred under long-term take-or-pay or throughput obligations for the three months ended March 31, 2026 and 2025 were $150.8 million and $8.8 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

21.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Three months ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for taxes	$5,772	$4,328
Cash paid for interest	9,755	13,229
Increase (decrease) in capital expenditures included in accounts payable	(2,013)	3,437
Accrued Class A Common Stock repurchases	552	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$540,143	$538,234
Restricted cash – current	4,188	3,239
Restricted cash – non-current	15,278	15,045
Cash, cash equivalents, and restricted cash	$559,609	$556,518

22.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2026	$(561)	$402	$47	$(112)
Other comprehensive income (loss)	33	(3,502)	788	(2,681)
Reclassification to income	166	(85)	(604)	(523)
Reclassification to NCI	(143)	2,579	(133)	2,303
At March 31, 2026	$(505)	$(606)	$98	$(1,013)

At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90

23.
Subsequent events

Dividend Declaration

On April 30, 2026, the Company’s board of directors approved a cash dividend, with respect to the quarter ended March 31, 2026, of $0.08 per share of Class A Common Stock. The dividend is payable on June 4, 2026, to Class A Common Stockholders of record as of the close of business on May 20, 2026. EELP will make a corresponding distribution of $0.08 per interest to holders of Class B interests on the same date as the dividend payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q and included in the 2025 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the 2025 Annual Report, this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). Please also see the section titled “Forward-Looking Statements.”

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

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of March 31, 2026, we controlled or operated 11 floating regasification terminals, one onshore regasification terminal and a combined heat and power plant. We have one new floating regasification terminal that was constructed by Hyundai Heavy Industries in South Korea, which we took delivery of in the second quarter of 2026.

Our business spans the globe, with a regional presence in 14 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Iraq, Jamaica, Pakistan, the United Arab Emirates (“UAE”), and the United States. As of March 31, 2026, we have completed more than 3,900 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 8,100 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the three months ended March 31, 2026, we generated revenues of $433.4 million, net income of $50.0 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $122.2 million. For the three months ended March 31, 2025, we generated revenues of $315.1 million, net income of $52.1 million and Adjusted EBITDA of $100.4 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Recent Business Updates

In October 2025, we executed a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal. The integrated project includes a five-year agreement for regasification services and LNG supply with a customer extension option, and a minimum contracted offtake of 250 million standard cubic feet per day (“MMscf/d”). Jetty reinforcement and construction of the fixed terminal infrastructure have been delayed temporarily due to the conflict in the Middle East and the terminal is no longer expected to commence operations in the third quarter of 2026 as previously disclosed. While we continue to procure materials for and carry out limited pre-construction activities on the terminal, we are delaying on-site construction activities until such time as these can be safely undertaken.

In March 2026, in connection with the conflict in the Middle East, we received a force majeure notice from QatarEnergy under our long-term LNG purchase agreement. We issued a corresponding force majeure notice to Petrobangla under our long-term LNG supply agreement. We currently cannot predict the timing of resumption of performance under these contracts.

In May 2026, we executed a nine-month time charter party agreement with Jordan’s National Electric Power Company, NEPCO, to deploy the Excelerate Acadia to the country’s existing LNG terminal in Aqaba. The Excelerate Acadia is expected to commence operations in mid-2026. The interim deployment enhances Jordan’s energy security by providing additional regasification capacity and generates incremental earnings for us while we continue to advance the Iraq integrated import terminal.

Recent Trends and Outlook

During the first quarter of 2026, global LNG markets were materially impacted by the armed conflicts in the Middle East, which disrupted supply availability and drove significant price volatility. The conflicts resulted in the effective closure of the Strait of Hormuz and damage to LNG infrastructure in the Middle East, constraining exports from the region and tightening near‑term market balances.

These disruptions led to sharp increases in spot LNG prices during the quarter, particularly in Asia. Elevated prices, increased shipping and insurance costs and logistical challenges contributed to volatile trading conditions and prompted demand curtailment in certain price sensitive markets. As a result, LNG market dynamics during the quarter were driven less by underlying demand fundamentals and more by geopolitical risk, security of supply considerations, and the reallocation of limited LNG volumes across regions.

Natural gas and LNG prices increased across European and Asian markets during the first quarter of 2026 as compared to the fourth quarter of 2025. Dutch Title Transfer Facility (“TTF”) and Japan Korea Marker (“JKM”) reported average first quarter prices of $13.69 per million British thermal units (“MMBtu”) and $13.25 per MMBtu, respectively, compared to $10.20 per MMBtu and $10.29 per MMBtu, respectively, in the fourth quarter of 2025. Separately, average Henry Hub futures settlement prices increased from $3.55 per MMBtu in the fourth quarter of 2025 to $5.04 per MMBtu in the first quarter of 2026.

Global LNG trade during the first quarter of 2026 decreased to 116 million tonnes (“MT”), compared to 119 MT in the fourth quarter of 2025. Approximately 20% of the world’s LNG trade flows through the Strait of Hormuz. The closure of this critical passage resulted a major disruption in global LNG trade. The disruption of flows impacted LNG export volumes, which fell to 35 MT in March 2026 as compared to 39 MT in March 2025. As a result of the decreased volumes, TTF and JKM traded at peaks of $24.99 per MMBtu and $22.35 per MMBtu, respectively, during the first quarter of 2026.

Overall, the Middle East conflict has placed significant constraints on the near-term LNG market, limiting supply flexibility and heightening price volatility as buyers prioritize security of supply. Over the longer term, however, the global LNG outlook remains constructive, with approximately 200 MT of incremental LNG supply expected to come online by 2030. As these new volumes are delivered, they are expected to improve market liquidity, enhance diversification of supply, and alleviate structural tightness, helping to rebalance global LNG markets over time.

Components of Our Results of Operations

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

Transition and transaction expenses

We incurred transition and transaction expenses related to consulting, legal and due diligence costs incurred as part of and in preparation for the Acquisition (as defined herein).

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

Impact of the Acquisition

We closed the acquisition of New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”) in May 2025. Therefore our results of operations for the three months ended March 31, 2025 do not contain the results of Jamaican operations.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended March 31,
	2026	2025
	(In thousands)
LNG, gas and power	$275,176	$166,725
Terminal services	158,263	148,365
Cost of LNG, gas and power	(243,045)	(160,759)
Operating expenses	(53,084)	(41,938)
Depreciation and amortization expense	(31,007)	(21,643)
Gross Margin	$106,303	$90,750
Depreciation and amortization expense	31,007	21,643
Adjusted Gross Margin	$137,310	$112,393

	Three months ended March 31,
	2026	2025
	(In thousands)
Net income	$49,978	$52,123
Interest expense	27,609	14,316
Provision for income taxes	9,460	6,027
Depreciation and amortization expense	31,007	21,643
Accretion expense	834	477
Long-term incentive compensation expense	3,284	2,152
Transition and transaction expenses	—	3,682
Adjusted EBITDA	$122,172	$100,420

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	For the three months ended March 31,
	2026	2025	Change
	(In thousands)
Revenues
LNG, gas and power	$275,176	$166,725	$108,451
Terminal services	158,263	148,365	9,898
Total revenues	433,439	315,090	118,349
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	243,045	160,759	82,286
Operating expenses	53,084	41,938	11,146
Depreciation and amortization	31,007	21,643	9,364
Selling, general and administrative	24,336	21,352	2,984
Transition and transaction expenses	—	3,682	(3,682)
Total operating expenses	351,472	249,374	102,098
Operating income	81,967	65,716	16,251
Other income (expense)
Interest expense	(24,538)	(11,058)	(13,480)
Interest expense – related party	(3,071)	(3,258)	187
Earnings from equity method investments	604	596	8
Other income, net	4,476	6,154	(1,678)
Income before income taxes	59,438	58,150	1,288
Provision for income taxes	(9,460)	(6,027)	(3,433)
Net income	49,978	52,123	(2,145)
Less net income attributable to non-controlling interests	37,658	40,736	(3,078)
Net income attributable to shareholders	$12,320	$11,387	$933
Additional financial data:
Gross Margin	$106,303	$90,750	$15,553
Adjusted Gross Margin	137,310	112,393	24,917
Adjusted EBITDA	122,172	100,420	21,752

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net income

Net income was $50.0 million for the three months ended March 31, 2026, a decrease of $2.1 million, as compared to $52.1 million for the three months ended March 31, 2025. Net income was lower primarily due to an increase in interest expense due to our new 2030 Notes (as defined herein) net of the effects of the Term Loan Facility (as defined herein) paydown ($13.2 million), the addition of depreciation and amortization in Jamaica ($9.7 million), a seasonal maintenance project ($4.1 million), and an increase in provision for income taxes ($3.4 million), as discussed below, partially offset by the addition of long-term LNG, gas and power sales agreements ($23.2 million), transition and transaction costs incurred in the first quarter of 2025 as a result of the Acquisition ($3.7 million), and additional short-term LNG, gas and power sales opportunities ($2.1 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $106.3 million for the three months ended March 31, 2026, an increase of $15.5 million, as compared to $90.8 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, Adjusted Gross Margin was $137.3 million, an increase of $24.9 million, as compared to $112.4 million for the three months ended March 31, 2025. Gross Margin and Adjusted Gross Margin were higher primarily due to the addition of long-term LNG, gas and power sales agreements ($23.2 million) and additional short-term LNG, gas and power sales opportunities ($2.1 million), partially offset by a seasonal maintenance project ($4.1 million). Gross Margin was also impacted by the addition of depreciation and amortization in Jamaica ($9.7 million).

Adjusted EBITDA

Adjusted EBITDA was $122.2 million for the three months ended March 31, 2026, an increase of $21.8 million, as compared to $100.4 million for the three months ended March 31, 2025. Adjusted EBITDA was higher primarily due to the addition of long-term

LNG, gas and power sales agreements ($23.2 million) and additional short-term LNG, gas and power sales opportunities ($2.1 million), partially offset by a seasonal maintenance project ($4.1 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

LNG, gas and power revenues

LNG, gas and power revenues were $275.2 million for the three months ended March 31, 2026, an increase of $108.5 million, as compared to $166.7 million for the three months ended March 31, 2025. The increase was primarily due to the Acquisition.

Terminal services revenues

Terminal services revenues were $158.3 million for the three months ended March 31, 2026, an increase of $9.9 million as compared to $148.4 million for the three months ended March 31, 2025. Terminal services revenues were higher primarily due to increased contract rates and an additional subcharter opportunity in the first quarter of 2026.

Cost of LNG, gas and power

Cost of LNG, gas and power was $243.0 million for the three months ended March 31, 2026, an increase of $82.2 million, as compared to $160.8 million for the three months ended March 31, 2025. The increase was primarily due to the Acquisition.

Operating expenses

Operating expenses were $53.1 million for the three months ended March 31, 2026, an increase of $11.2 million, as compared to $41.9 million for the three months ended March 31, 2025. The increase in operating expenses was primarily due to a seasonal maintenance project, increased personnel costs in Argentina and operating expenses related to a subcharter opportunity in the first quarter of 2026.

Depreciation and amortization expenses

Depreciation and amortization expenses were $31.0 million for the three months ended March 31, 2026, an increase of $9.4 million, as compared to $21.6 million for the three months ended March 31, 2025. Depreciation and amortization increased primarily due to the Acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.3 million for the three months ended March 31, 2026, an increase of $2.9 million, as compared to $21.4 million for the three months ended March 31, 2025. Selling, general and administrative expenses increased primarily due to higher personnel costs.

Transition and transaction expenses

Transition and transaction expenses were $3.7 million for the three months ended March 31, 2025. Transition and transaction expenses relate to due diligence, legal, and integration costs for the Acquisition. We did not incur any transition and transaction expenses in the three months ended March 31, 2026.

Interest expense

Interest expense was $24.5 million for the three months ended March 31, 2026, an increase of $13.4 million, as compared to $11.1 million for the three months ended March 31, 2025. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025.

Other income, net

Other income, net was $4.5 million for the three months ended March 31, 2026, a decrease of $1.7 million, as compared to $6.2 million for the three months ended March 31, 2025. Other income, net decreased primarily due to a decrease in interest income.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2026 and 2025 was $9.5 million and $6.0 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended March 31, 2026 and 2025, was 15.9% and 10.4%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $37.7 million for the three months ended March 31, 2026, a decrease of $3.0 million, as compared to $40.7 million for the three months ended March 31, 2025. The decrease in net income attributable to non-controlling interest was primarily due to lower net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity under our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2025 Annual Report. For more information regarding our planned dividend payments, see Note 12 – Equity. As of March 31, 2026, we had $540.1 million in unrestricted cash and cash equivalents.

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, equity offerings, capital contributions and our operating cash flows as discussed below. We expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to fund income taxes, fund our obligations under the Tax Receivable Agreement (“TRA”), and pay cash dividends and distributions. Any determination to pay dividends to holders of our common stock and distributions to holders of EELP’s Class B interests will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions on our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Repurchase of Equity Securities

In December 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) to purchase up to $75.0 million of our Class A Common Stock, par value $0.001 (“Class A Common Stock”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. During the three months ended March 31, 2026, we repurchased 147,699 shares of our outstanding Class A Common Stock at a weighted average price of $34.07 per share, for a total net cost, including commission fees and taxes, of approximately $5.0 million. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

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

Cash Flow Statement Highlights

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three months ended March 31,
	2026	2025	Change
Net cash provided by (used in):		(In thousands)
Operating activities	$60,022	$154,809	$(94,787)
Investing activities	(26,314)	(44,123)	17,809
Financing activities	(30,816)	(27,648)	(3,168)
Effect of exchange rate on cash, cash equivalents, and restricted cash	199	72	127
Net increase in cash, cash equivalents, and restricted cash	$3,091	$83,110	$(80,019)

Operating Activities

Cash flows provided by operating activities decreased by $94.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to differences in the timing of collections and payments related to LNG, gas and power purchases and sales, and interest expense on the 2030 Notes (as defined herein).

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $17.8 million for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to payments made in 2025 for Acadia, partially offset by payments made in 2026 related to our new project in Iraq.

Financing Activities

Cash flows used in financing activities increased by $3.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to $4.5 million paid to repurchase stock in 2026 and a increase of $2.7 million in dividends and distributions paid, partially offset by a $4.5 million increase in repayments on long-term debt and finance leases.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025	Change
Capital expenditures	(In thousands)
Growth	$16,558	$35,485	$(18,927)
Maintenance	7,743	12,075	(4,332)
Gross capital expenditures	24,301	47,560	(23,259)
Change in capital project payables and accruals, net	2,013	(3,437)	5,450
Cash outlays for capital projects	$26,314	$44,123	$(17,809)

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

Revolving Credit Facility and Term Loan Facility

In April 2022, EELP entered into a senior secured revolving credit agreement, by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders and issuing banks thereunder made available a revolving credit facility (the “EE Revolver”), including a letter of credit sub-facility, to EELP. Proceeds from the EE Revolver may be used for working capital and other general corporate purposes. The EE Revolver originally enabled us to borrow up to $350.0 million over a three-year term originally set to expire in April 2025.

In March 2023, EELP entered into an amended and restated senior secured credit agreement (the “Amended Credit Agreement”), by and among EELP, as borrower, Excelerate, as parent, the lenders party thereto, the issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent. Under the Amended Credit Agreement, EELP obtained a new $250.0 million term loan facility (the “Term Loan Facility” and, together with the EE Revolver, as amended, the “EE Facilities”).

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

In March 2025, EELP entered into an amendment to the Amended Credit Agreement, which provided for, among other things (i) additional covenant baskets to permit the Acquisition and the incurrence of debt in connection therewith and (ii) replacement of the collateral vessel maintenance coverage covenant with a broader collateral maintenance coverage covenant, which includes the value of the assets acquired in the Acquisition.

In April 2025, EELP and the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement, which provided for, among other things, (i) the extension of the maturity of the revolving facility thereunder to March 2029 and (ii) an increase in the aggregate commitments under the EE Revolver to $500.0 million. In accordance with the conditions of the Fifth Amendment, the remaining outstanding balance on the existing Term Loan Facility was repaid in full using proceeds from the 2030 Notes. The Company also unwound the interest rate swaps associated with the Term Loan Facility.

In September 2025, EELP and the Company entered into the sixth amendment to the Amended Credit Agreement, which modified provisions related to investments and restricted payments to provide greater flexibility to the Company.

As of March 31, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of March 31, 2026 and up to $500.0 million of the EE Revolver may be used for letters of credit. We have $133.6 million in letters of credit outstanding as of March 31, 2026, under a bilateral facility.

As of March 31, 2026, the Company was in compliance with the covenants under its debt facilities.

For information about our other debt obligations, see Notes 10 and 11 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We are the lessee of one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases. As of December 31, 2025, we had future minimum lease payments totaling $212.0 million. As of March 31, 2026, we had future minimum lease payments totaling $205.1 million and are committed to $25.8 million in year one, $69.5 million for years two and three, $66.0 million for years four and five and $43.8 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2025, we had future minimum lease payments totaling $207.2 million. As of March 31, 2026, we had future minimum lease payments totaling $198.9 million and are committed to $24.9 million in payments in year one, $60.8 million for years two and three, $55.2 million for years four and five and $58.0 million thereafter.

Excelerate Acadia (f/k/a Hull 3407)

In October 2022, we signed a construction agreement with HD Hyundai Heavy Industries for a new floating regasification terminal. We made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively, leaving approximately $210 million in remaining spend. The final installment was made concurrently with the delivery of the terminal, which occurred in the second quarter of 2026.

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

LNG purchase commitments

Our LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility futures, or Brent Crude pricing times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational.

The following table presents our future contractual obligations from contracts exceeding one year as of March 31, 2026 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$768,899	$12,336,266
Long-term debt obligations	34,260	1,070,728
Lease obligations	67,711	336,334
Other purchase obligations	334,660	6,773
Total commitments	$1,205,530	$13,750,101

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires significant judgments from management in estimating matters for financial reporting that are inherently uncertain. For additional information about our accounting policies and estimates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2025 Annual Report and the notes to the audited financial statements included therein.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2025 Annual Report.

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

As of March 31, 2026 and December 31, 2025, the fair value of our interest rate swaps was $0.7 million and $0.5 million, respectively. Based on our hedged notional amount as of March 31, 2026, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $0.8 million.

Commodity Price Risk

In the course of our operations, we may be exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of March 31, 2026, we had $(3.7) million in financial commodity derivative instruments. As of December 31, 2025, we had no financial commodity derivative instruments. Based on our hedged notional amount as of March 31, 2026, a hypothetical 10% increase or decrease in the underlying commodities prices would change the estimated fair value of our commodity derivative instruments by $2.9 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real and the Bangladesh taka. As of March 31, 2026, the fair value of financial derivatives used to hedge some of our currency exposure was immaterial. For the three months ended March 31, 2026 and 2025, we recorded $0.2 million and $(0.1) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 20 – Commitments and contingencies in this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item1A. “Risk Factors” included in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the Share Repurchase Program
				(in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$75,000
February 1, 2026 to February 28, 2026	—	—	—	75,000
March 1, 2026 to March 31, 2026	147,699	34.07	147,699	70,020
(1)
Shares purchased under Share Repurchase Program announced in December 2025 which authorizes total purchases of up to $75.0 million. The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any Class A Common Stock repurchases under the Share Repurchase Program are determined by us in our discretion and depend on a variety of factors, including legal requirements, price, and business, economic, and market conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Excelerate Energy, Inc. Change in Control Severance Plan (January 21, 2026 Revision).
10.2*†	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Directors 2026).
10.3*†	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Restricted Stock Units (Employees 2026).
10.4*†	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (rTSR) (Employees 2026).
10.5*†	Form of Excelerate Energy, Inc. Long-Term Incentive Plan Notice of Grant of Award Performance Stock Units (EBITDA) (Employees 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Excelerate Energy, Inc.

Date: May 7, 2026	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)