Form 10-Q
period 2026-06-30
Excelerate Energy, Inc.
filed 2026-08-06
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 31,380,716 shares of Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$342,449	$538,234
Current portion of restricted cash	3,232	3,239
Accounts receivable, net	97,414	82,714
Current portion of net investments in sales-type leases	29,733	38,870
Other current assets	122,436	90,308
Total current assets	595,264	753,365
Restricted cash	15,509	15,045
Property and equipment, net	2,357,295	2,132,045
Intangible assets, net	351,398	359,221
Goodwill	235,188	234,994
Operating lease right-of-use assets	155,504	167,188
Net investments in sales-type leases	324,085	337,944
Investments in equity method investee	19,604	18,095
Deferred tax assets, net	24,469	25,224
Other assets	84,725	88,340
Total assets	$4,163,041	$4,131,461
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$71,010	$46,570
Accrued liabilities and other liabilities	144,518	123,027
Current portion of deferred revenues	30,426	57,135
Current portion of long-term debt	23,994	23,521
Current portion of long-term debt – related party	10,035	10,521
Current portion of operating lease liabilities	25,032	23,904
Current portion of finance lease liabilities	25,759	25,382
Total current liabilities	330,774	310,060
Long-term debt, net	902,151	912,788
Long-term debt, net – related party	145,905	151,431
Operating lease liabilities	127,125	138,744
Finance lease liabilities	132,423	144,608
TRA liability	49,966	51,122
Asset retirement obligations	64,483	62,799
Long-term deferred revenues	28,237	29,196
Deferred tax liability	66,828	64,654
Other long-term liabilities	43,100	36,981
Total liabilities	$1,890,992	$1,902,383
Commitments and contingencies (Note 21)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 35,183,557 shares issued as of June 30, 2026 and 34,710,832 shares issued as of December 31, 2025)	35	35
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	82	82
Additional paid-in capital	658,998	634,811
Retained earnings	121,750	102,640
Accumulated other comprehensive loss	(510)	(112)
Treasury stock (3,774,932 shares as of June 30, 2026 and 2,685,679 shares as of December 31, 2025)	(93,543)	(54,981)
Non-controlling interests	1,585,237	1,546,603
Total equity	2,272,049	2,229,078
Total liabilities and equity	$4,163,041	$4,131,461

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Revenues
LNG, gas and power	$168,811	$55,723	$443,987	$222,448
Terminal services	160,454	148,833	318,717	297,198
Total revenues	329,265	204,556	762,704	519,646
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	135,333	40,427	378,378	201,186
Operating expenses	56,075	46,023	109,159	87,961
Depreciation and amortization	32,670	25,518	63,677	47,161
Selling, general and administrative expenses	24,291	21,543	48,627	42,895
Transition and transaction expenses	—	27,659	—	31,341
Total operating expenses	248,369	161,170	599,841	410,544
Operating income	80,896	43,386	162,863	109,102
Other income (expense)
Interest expense	(24,161)	(20,683)	(48,699)	(31,741)
Interest expense – related party	(3,056)	(3,249)	(6,127)	(6,507)
Earnings from equity method investment	642	600	1,246	1,196
Other income, net	1,692	6,285	6,168	12,439
Income before income taxes	56,013	26,339	115,451	84,489
Provision for income taxes	(5,939)	(5,574)	(15,399)	(11,601)
Net income	50,074	20,765	100,052	72,888
Less net income attributable to non-controlling interests	37,997	16,036	75,655	56,772
Net income attributable to shareholders	$12,077	$4,729	$24,397	$16,116

Net income per common share – basic	$0.38	$0.15	$0.76	$0.58
Net income per common share – diluted	$0.37	$0.15	$0.75	$0.57
Weighted average shares outstanding – basic	31,733,765	31,489,508	31,904,953	27,715,777
Weighted average shares outstanding – diluted	32,362,952	32,162,826	32,668,483	28,470,434

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$50,074	$20,765	$100,052	$72,888
Other comprehensive income (loss)
Cumulative translation adjustment	20	16	219	88
Change in unrealized gains (losses) on cash flow hedges	2,102	293	(1,485)	(1,142)
Share of other comprehensive income (loss) of equity method investee	79	(224)	263	(690)
Other comprehensive income (loss) attributable to non-controlling interest	(1,698)	(62)	605	1,355
Comprehensive income	50,577	20,788	99,654	72,499
Less comprehensive income attributable to non-controlling interest	37,997	16,036	75,655	56,772
Comprehensive income attributable to shareholders	$12,580	$4,752	$23,999	$15,727

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2026	34,710,832	$35	82,021,389	$82	$634,811	$102,640	$(112)	2,685,679	$(54,981)	$1,546,603	$2,229,078
Net income	—	—	—	—	—	12,320	—	—	—	37,658	49,978
Other comprehensive loss	—	—	—	—	—	—	(901)	—	—	(2,303)	(3,204)
Long-term incentive compensation	—	—	—	—	924	—	—	—	—	2,360	3,284
Class A dividends – $0.08 per share	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,562)	(6,562)
Distributions	—	—	—	—	—	—	—	—	—	(692)	(692)
Long-term incentive compensation units vested, net	431,848	—	—	—	11,554	—	—	245,510	(9,664)	(11,501)	(9,611)
Repurchase of Class A Common Stock	—	—	—	—	1,599	—	—	147,699	(5,032)	(1,587)	(5,020)
Other	27,365	—	—	—	564	—	—	—	—	92	656
Balance at March 31, 2026	35,170,045	$35	82,021,389	$82	$649,452	$112,226	$(1,013)	3,078,888	$(69,677)	$1,564,068	$2,255,173
Net income	—	—	—	—	—	12,077	—	—	—	37,997	50,074
Other comprehensive income	—	—	—	—	—	—	503	—	—	1,698	2,201
Long-term incentive compensation	—	—	—	—	926	—	—	—	—	2,418	3,344
Class A dividends – $0.08 per share	—	—	—	—	—	(2,553)	—	—	—	—	(2,553)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,561)	(6,561)
Distributions	—	—	—	—	—	—	—	—	—	(6,908)	(6,908)
Long-term incentive compensation units vested, net	9,030	—	—	—	160	—	—	2,867	(101)	(160)	(101)
Repurchase of Class A Common Stock	—	—	—	—	8,367	—	—	693,177	(23,765)	(7,469)	(22,867)
Other	4,482	—	—	—	93	—	—	—	—	154	247
Balance at June 30, 2026	35,183,557	$35	82,021,389	$82	$658,998	$121,750	$(510)	3,774,932	$(93,543)	$1,585,237	$2,272,049

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

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

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2026 and 2025

	Six months ended June 30,
	2026	2025
Cash flows from operating activities	(In thousands)
Net income	$100,052	$72,888
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	63,677	47,161
Amortization of operating lease right-of-use assets	12,707	3,343
ARO accretion expense	1,680	960
Amortization of debt issuance costs	2,910	4,444
Deferred income taxes	3,248	845
Share of net earnings in equity method investee	(1,246)	(1,196)
Distributions from equity method investee	900	1,530
Long-term incentive compensation expense	6,628	5,358
Loss on non-cash items	4	—
Changes in operating assets and liabilities:
Accounts receivable	(15,600)	85,578
Other current assets and other assets	(27,400)	1,864
Accounts payable and accrued liabilities	43,686	16,182
Current portion of deferred revenue	(26,709)	(28,218)
Net investments in sales-type leases	22,996	21,101
Operating lease assets and liabilities	(11,513)	(3,196)
Other long-term liabilities	(1,776)	13,305
Net cash provided by operating activities	$174,244	$241,949

Cash flows from investing activities
Net cash paid for Acquisition	—	(1,048,091)
Purchases of property and equipment	(283,833)	(77,408)
Net cash used in investing activities	$(283,833)	$(1,125,499)

Cash flows from financing activities
Proceeds from issuance of Class A Common stock, net	—	201,904
Repurchase of Class A Common Stock	(28,426)	—
Proceeds from issuance of long-term debt	—	800,000
Repayments of long-term debt	(12,019)	(175,172)
Repayments of long-term debt – related party	(6,012)	(4,768)
Payment of debt issuance costs	—	(19,376)
Principal payments under finance lease liabilities	(11,392)	(10,714)
Taxes withheld for long-term incentive compensation	(3,073)	(1,027)
Dividends paid	(5,215)	(3,382)
Distributions	(20,723)	(13,984)
Other financing activities	902	(433)
Net cash provided by (used in) financing activities	$(85,958)	$773,048

Effect of exchange rate on cash, cash equivalents, and restricted cash	219	88

Net decrease in cash, cash equivalents and restricted cash	(195,328)	(110,414)

Cash, cash equivalents and restricted cash
Beginning of period	$556,518	$554,495
End of period	$361,190	$444,081

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

As of June 30, 2026 and December 31, 2025, Kaiser owned directly or indirectly approximately 72.3% and 71.9%, respectively, of the ownership interests in EELP. The remaining 27.7% and 28.1% of the ownership interests were held by the Company as of June 30, 2026 and December 31, 2025, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company’s significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2025 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the six months ended June 30, 2026.

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

3.
Acquisition

In May 2025, the Company closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”), which aligns with the Company’s operational expertise and certain long-term LNG supply arrangements. Under the terms of the purchase agreement, the Company acquired 100% of the operating interests in three facilities: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant, as well as the operations, pipelines and infrastructure associated therewith.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 2025, as if the Acquisition and related debt and equity issuances along with the use of proceeds therefrom had occurred on January 1, 2024 (in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Revenues	$253,499	$667,929
Net income	50,928	104,682

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$12,585	$12,585	$15,320	$15,320
Financial liabilities
Derivative financial instruments	Level 2	(13,644)	(13,644)	(14,828)	(14,828)
2030 Notes	Level 2	(800,000)	(844,856)	(800,000)	(846,080)

As of June 30, 2026 and December 31, 2025, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of June 30, 2026 or December 31, 2025. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the euro/U.S. dollar forward curves for the same period as the related payment settlements. The Company has consistently applied these valuation techniques in all periods presented.

As of June 30, 2026 and December 31, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The values of the 2030 Notes are based on quoted market prices. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments.

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

Non-recurring fair value measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and six months ended June 30, 2026 and 2025.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Accounts receivable, net

As of June 30, 2026 and December 31, 2025, accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade receivables	$90,164	$79,775
Accrued revenue	8,111	2,915
Amounts receivable – related party	162	1,033
Allowance for doubtful accounts	(1,023)	(1,009)
Accounts receivable, net	$97,414	$82,714

6.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at June 30, 2026 (in thousands except non-currency amounts):

June 30, 2026
Interest rate swaps	$38,252
Foreign currency hedges	€23,512
Natural gas swaps (MMBtus)	920,000

Net notional amounts do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$336	$274
Non-current assets	474	218
Current liabilities	(1,658)	—
Non-current liabilities	(211)	—
Total designated as hedging instruments	$(1,059)	$492

Derivatives not designated as hedging instruments
Current assets	$2,811	$4,353
Non-current assets	8,964	10,475
Current liabilities	(2,811)	(4,353)
Non-current liabilities	(8,964)	(10,475)
Total not designated as hedging instruments	$—	$—

Total current position	$(1,322)	$274
Total non-current position	263	218
Total derivatives	$(1,059)	$492

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

exposure related to operational and salary expenses incurred in euros, and commodity index swaps that hedge our exposure to LNG and natural gas future purchases and sales.

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended June 30,		For the six months ended June 30,
Relationship		2026	2025	2026	2025
Interest rate swaps		$3,157	$510	$(345)	$(530)

Derivatives Designated in	Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Accumulated Other Comprehensive	For the three months ended June 30,		For the six months ended June 30,
Relationship	Income into Income	2026	2025	2026	2025
Interest rate swaps	Interest expense	$1,055	$217	$1,140	$612

The amount of gain (loss) recognized in other comprehensive income as of June 30, 2026 and expected to be reclassified within the next 12 months is $(1.3) million.

7.
Other current assets

As of June 30, 2026 and December 31, 2025, other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$16,649	$48,458
Prepaid expenses – related party	2,789	164
Tax receivables	2,837	4,139
Inventories	31,483	27,075
Other receivables	68,678	10,472
Other current assets	$122,436	$90,308

8.
Property and equipment, net

As of June 30, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Floating terminals and related equipment	$2,988,799	$2,612,317
Power generation	188,329	188,329
Fixed terminals and gas pipeline	257,505	257,213
Finance lease right-of-use assets	40,007	40,007
Other equipment	19,730	19,135
Assets in progress	101,057	198,445
Less accumulated depreciation	(1,238,132)	(1,183,401)
Property and equipment, net	$2,357,295	$2,132,045

For the three months ended June 30, 2026 and 2025, depreciation expense was $28.2 million and $22.6 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $54.8 million and $43.4 million, respectively.

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

9.
Goodwill and intangible assets, net

As of June 30, 2026 and December 31, 2025, the Company’s goodwill consisted of the following (in thousands):

Balance at December 31, 2025	$234,994
Additions	194
Balance at June 30, 2026	$235,188

The Company has recorded no impairments to goodwill as of June 30, 2026 and December 31, 2025. The Company recorded measurement period adjustments during the period associated with certain liabilities that existed at the acquisition date. These adjustments were offset with indemnification assets under the terms of the acquisition agreement and therefore did not have an impact on purchase consideration or the amount of goodwill recorded at acquisition date. There were no material changes to the preliminary purchase price allocation associated with the Acquisition during the six months ended June 30, 2026.

The Company’s intangible assets represent customer relationships associated with the Acquisition. As of June 30, 2026 and December 31, 2025, the Company’s intangible assets, net consisted of the following (in thousands):

	Gross	Accumulated amortization	Net
Balance at December 31, 2025	$369,000	$(9,779)	$359,221
Balance at June 30, 2026	369,000	(17,602)	351,398

For the three months ended June 30, 2026 and 2025, the Company recognized amortization expense related to intangible assets of $3.9 million and $2.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized amortization expense related to intangible assets of $7.8 million and $2.1 million, respectively. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

10.
Accrued liabilities

As of June 30, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued terminal and cargo expenses	$53,081	$45,773
Accrued interest	11,477	11,435
Payroll and related liabilities	14,177	26,838
Taxes payable	13,424	8,550
Derivative liabilities	4,469	4,353
Current portion of TRA liability	7,685	7,685
Other accrued liabilities	40,205	18,393
Accrued liabilities	$144,518	$123,027

11.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
2030 Notes	$800,000	$800,000
Experience Financing	92,813	99,000
2017 Bank Loans	46,804	52,636
EE Revolver	—	—
Total debt	939,617	951,636
Less unamortized debt issuance costs	(13,472)	(15,327)
Total debt, net	926,145	936,309
Less current portion, net	(23,994)	(23,521)
Total long-term debt, net	$902,151	$912,788

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the six months ended June 30, 2026.

	For the six months ended June 30, 2026
	Range	Weighted Average
Experience Financing	6.9% – 7.2%	7.1%
2017 Bank Loans (1)	6.5% – 8.7%	8.0%
EE Revolver	N/A	N/A

(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.2% for the six months ended June 30, 2026.

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

As of June 30, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of June 30, 2026 and up to $500 million may be used for letters of credit. The Company has $198.5 million in letters of credit outstanding as of June 30, 2026, under a bilateral facility.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As of June 30, 2026, the Company was in compliance with the covenants under its debt facilities.

12.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Exquisite Financing	$155,940	$161,952
Less current portion	(10,035)	(10,521)
Total long-term related party debt	$145,905	$151,431

Exquisite Financing

In June 2018, the Company entered into a sale leaseback agreement with the Nakilat JV to provide $220.0 million of financing for Exquisite at 7.73% (the “Exquisite Financing”). The agreement was recognized as a failed sale leaseback transaction and was treated as financing due to the transaction’s terms.

13.
Equity

Class A Common Stock

The Class A Common Stock, $0.001 par value per share (“Class A Common Stock”), outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from Excelerate, except for the right of Class B common stockholders to receive the par value of the Class B Common Stock, $0.001 par value per share (“Class B Common Stock”), upon the Company’s liquidation, dissolution or winding up or an exchange of Class B interests of EELP.

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

As the only Class B stockholder, EE Holdings had 72.3% and 71.9% of the combined voting power of the Company’s common stock as of June 30, 2026 and December 31, 2025, respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total Outstanding	Class A Ownership Percentage
Balance at January 1, 2026	34,710,832	2,685,679	32,025,153	82,021,389	114,046,542	28.1%
Long-term incentive compensation units vested, net	431,848	245,510	186,338	—	186,338
Repurchases of Class A Common Stock	—	147,699	(147,699)	—	(147,699)
Other	27,365	—	27,365	—	27,365
Balance at March 31, 2026	35,170,045	3,078,888	32,091,157	82,021,389	114,112,546	28.1%
Long-term incentive compensation units vested, net	9,030	2,867	6,163	—	6,163
Repurchases of Class A Common Stock	—	693,177	(693,177)	—	(693,177)
Other	4,482	—	4,482	—	4,482
Balance at June 30, 2026	35,183,557	3,774,932	31,408,625	82,021,389	113,430,014	27.7%

Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Other	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%
Issuance of common stock	8,000,000	—	8,000,000	—	8,000,000
Long-term incentive compensation units vested, net	2,868	2,248	620	—	620
Other	3,714	91	3,623	—	3,623
Balance at June 30, 2025	34,675,087	2,674,030	32,001,057	82,021,389	114,022,446	28.1%

EELP Distribution Rights

The Company has the right to determine when distributions will be made to holders of interests and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Class A interests and Class B interests on a pro rata basis in accordance with the number of interests held by such holder.

Dividends and Distributions

During the six months ended June 30, 2026, EELP paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Declared	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
June 30, 2026	September 3, 2026	$7,382	$2,945	$0.09
March 31, 2026	June 4, 2026	6,561	2,553	0.08
December 31, 2025	March 26, 2026	6,562	2,734	0.08

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

During the three months ended June 30, 2026, the Company repurchased 693,177 shares of its outstanding Class A Common Stock at a weighted average price of $33.93 per share, for a total net cost, including commission fees and taxes, of approximately $23.8 million. During the six months ended June 30, 2026, the Company repurchased 840,876 shares of its outstanding Class A Common Stock at a weighted average price of $33.90 per share, for a total net cost, including commission fees and taxes, of approximately $28.8 million. As a result of the Share Repurchase Program, the Company’s expected payments under the TRA decreased by $1.2 million for the six months ended June 30, 2026. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock repurchased by the Company, EELP, immediately prior to the repurchase, redeemed an equal number of Class A interests held by Excelerate, upon the same terms and at the same price as the shares of Excelerate’s Class A Common Stock were repurchased.

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

14.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$50,074	$20,765	$100,052	$72,888
Less net income attributable to non-controlling interest	37,997	16,036	75,655	56,772
Net income attributable to shareholders – basic and diluted	$12,077	$4,729	$24,397	$16,116

Weighted average shares outstanding – basic	31,733,765	31,489,508	31,904,953	27,715,777
Issued upon assumed exercise of outstanding stock options	57,492	—	61,227	—
Dilutive effect of unvested restricted common stock	155,482	203,188	254,503	289,504
Dilutive effect of unvested performance units	416,213	470,130	447,800	465,153
Weighted average shares outstanding – diluted	32,362,952	32,162,826	32,668,483	28,470,434

Earnings per share
Basic	$0.38	$0.15	$0.76	$0.58
Diluted	$0.37	$0.15	$0.75	$0.57

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	—	9,828	—	3,438
Restricted common stock	9,933	802	7,056	—
Performance stock units	60,651	3,648	38,734	1,195
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

15.
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

As of June 30, 2026, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Finance lease liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finance lease liabilities	$158,182	$169,990
Less current portion of finance lease liabilities	(25,759)	(25,382)
Finance lease liabilities, long-term	$132,423	$144,608

Operating leases

Operating lease right-of-use assets and the current and non-current portions of operating lease liabilities are presented separately on the consolidated balance sheets.

As of June 30, 2026, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at June 30, 2026 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2026	$17,131	$16,617
2027	34,416	33,235
2028	34,685	27,584
2029	34,094	27,571
2030	31,845	27,571
Thereafter	43,849	58,010
Total lease payments	$196,020	$190,588
Less: imputed interest	(43,863)	(32,406)
Carrying value of lease liabilities	152,157	158,182
Less: current portion	(25,032)	(25,759)
Carrying value of long-term lease liabilities	$127,125	$132,423

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2026, the Company’s weighted average remaining lease term for operating and finance leases was 5.8 years and 6.6 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 6.2 years and 7.1 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively.

The Company’s total lease costs for the three and six months ended June 30, 2026 and 2025 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Amortization of finance lease right-of-use assets	$653	$653	$1,305	$1,305
Interest on finance lease liabilities	2,530	2,877	5,148	5,838
Operating lease expense	9,155	4,954	18,131	5,435
Short-term lease expense	154	93	407	250
Total lease costs	$12,492	$8,577	$24,991	$12,828

Other information related to leases for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating cash flows for finance leases	$2,530	$2,877	$5,148	$5,838
Financing cash flows for finance leases	5,531	5,405	11,392	10,714
Operating cash flows for operating leases	8,544	4,802	16,956	5,276

16.
Revenue

The following table presents the Company’s revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue from leases	$148,423	$136,481	$290,655	$269,258
Revenue from contracts with customers
Regasification and other services	12,031	12,352	28,062	27,940
LNG, gas and power	168,811	55,723	443,987	222,448
Total revenue	$329,265	$204,556	$762,704	$519,646

Lease revenue

The Company has certain terminal services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and six months ended June 30, 2026 and 2025 consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease income	$132,398	$119,806	$258,664	$235,732
Sales-type lease income	16,025	16,675	31,991	33,526
Total revenue from leases	$148,423	$136,481	$290,655	$269,258

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as the Company is reasonably certain that the ownership of these assets will transfer to the customer at the end of their respective terms. For the three and six months ended June 30, 2026, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $16.0 million and $32.0 million, respectively, as compared to $16.7 million and $33.5 million for the three and six months ended June 30, 2025, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of June 30, 2026, the Company is the lessor to time charter agreements with customers on eight of its floating

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

regasification terminals. The following represents the amount of property and equipment that is leased to customers as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment	$2,515,109	$2,514,180
Accumulated depreciation	(1,086,118)	(1,054,808)
Property and equipment, net	$1,428,991	$1,459,372

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of June 30, 2026, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2026	$44,166	$220,676
2027	87,612	457,830
2028	80,849	367,676
2029	84,055	367,769
2030	87,612	310,939
Thereafter	239,839	721,141
Total undiscounted	$624,133	$2,446,031
Less: imputed interest	(270,315)
Net investment in sales-type leases	353,818
Less: current portion	(29,733)
Non-current net investment in sales-type leases	$324,085

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended June 30, 2026
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$668	$114,123	$114,791
Asia Pacific	16,031	11,158	54,366	81,555
Latin America	54,132	—	—	54,132
Europe	28,971	68	—	29,039
Middle East (2)	44,496	—	—	44,496
Other	4,793	137	322	5,252
Total revenue	$148,423	$12,031	$168,811	$329,265

	For the three months ended June 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$984	$55,334	$56,318
Asia Pacific	16,675	11,011	389	28,075
Latin America	51,654	—	—	51,654
Europe (3)	29,403	259	—	29,662
Middle East (2)	38,749	—	—	38,749
Other	—	98	—	98
Total revenue	$136,481	$12,352	$55,723	$204,556

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2026
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$5,528	$301,479	$307,007
Asia Pacific	31,997	22,121	140,729	194,847
Latin America	108,239	—	1,005	109,244
Europe	57,535	135	—	57,670
Middle East (2)	85,054	—	452	85,506
Other	7,830	278	322	8,430
Total revenue	$290,655	$28,062	$443,987	$762,704

	For the six months ended June 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$6,027	$82,717	$88,744
Asia Pacific	33,526	21,455	95,741	150,722
Latin America	101,672	—	—	101,672
Europe (3)	57,475	259	43,990	101,724
Middle East (2)	76,585	—	—	76,585
Other	—	199	—	199
Total revenue	$269,258	$27,940	$222,448	$519,646
(1)
Includes the Caribbean.
(2)
Includes Pakistan and the United Arab Emirates.
(3)
Includes locations on the Mediterranean Sea.

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for terminal services varies and occurs according to the contract. As of June 30, 2026 and December 31, 2025, receivables from contracts with customers were $59.8 million and $51.4 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at June 30, 2026 and December 31, 2025, was $1.2 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the six months ended June 30, 2026 and 2025.

Contract liabilities from advance payments from customers in excess of revenue recognized for services as of June 30, 2026 and December 31, 2025 were $2.7 million and $23.8 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain floating regasification terminals, and terminal repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s deferred revenues as of June 30, 2026 (in thousands):

June 30, 2026
Deferred revenues, beginning of period	$86,331
Cash received but not yet recognized	33,546
Revenue recognized from prior period deferral	(61,214)
Deferred revenues, end of period	$58,663

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has long-term arrangements with customers in which it provides terminal services or supplies natural gas or LNG. The price under these agreements is typically stated in the contracts. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $17,340.6 million using commodity futures prices as of June 30, 2026. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2026	$400,783
2027	1,573,468
2028	2,134,053
2029	2,015,487
2030	1,906,760
Thereafter	9,310,045
Total expected revenue	$17,340,596

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,344	$3,207	$6,628	$5,342

Stock options

The following table summarizes stock option activity for the six months ended June 30, 2026 and provides information for outstanding and exercisable options as of June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2026	286,475	$24.00
Granted	—	—
Exercised	(31,847)	24.00
Forfeited or expired	(4,001)	24.00
Outstanding at June 30, 2026	250,627	24.00	5.8	$3,506
Exercisable at June 30, 2026	197,243	24.00	5.8	2,759

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2026, the Company had $0.6 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 0.8 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026 and provides information for unvested shares as of June 30, 2026:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2026	649,191	$22.31
Granted	253,030	37.95
Vested	(308,123)	21.25
Forfeited	(23,699)	23.70
Unvested at June 30, 2026	570,399	29.76

As of June 30, 2026, the Company had $13.8 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 2.1 years.

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

The following table summarizes performance unit activity for the six months ended June 30, 2026 and provides information for unvested performance units (reflected at target performance) as of June 30, 2026:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2026	481,163	$26.33
Granted	135,898	45.60
Vested	(116,009)	29.49
Forfeited	(6,992)	26.47
Unvested at June 30, 2026	494,060	25.68

As of June 30, 2026, the Company had $6.9 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 2.0 years.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

18.
Income taxes

In computing the provision for income taxes for interim periods, the Company estimates the annual effective tax rate for the full year, which is then applied to the actual year-to-date ordinary income (loss) and reflects the tax effects of discrete items in its provision for income taxes as they occur.

The provision for income taxes for the three months ended June 30, 2026 and 2025 was $5.9 million and $5.6 million, respectively. The provision for income taxes for the six months ended June 30, 2026 and 2025 was $15.4 million and $11.6 million, respectively. The increase was primarily driven by the year-over-year change in the geographical distribution of income and the varying tax regimes of jurisdictions and the recognition of discrete tax benefits during the period.

The effective tax rate for the three months ended June 30, 2026 and 2025 was 10.6% and 21.2%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 13.3% and 13.7%, respectively. The decrease was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

19.
Related party transactions

The Company had one debt instrument with related parties as of June 30, 2026 – the Exquisite Financing. For details on this debt instrument, see Note 12 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Amounts due from related parties	$162	$1,033
Amounts due to related parties	—	3,615
Prepaid expenses – related party	2,789	164

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Six months ended June 30,
	2026	2025
Customer A	16%	26%
Customer B	14%	5%
Customer C	10%	14%

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

Substantially all of the net book value of the Company’s long-lived assets are located outside the U.S. The Company’s fixed assets are largely comprised of floating regasification terminals that can be deployed globally and therefore are not subject to significant concentration risk. Approximately 18% of the Company’s fixed assets are located in Jamaica.

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

22.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Six months ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for taxes	$2,293	$10,264
Cash paid for interest	51,929	25,598
Increase (decrease) in capital expenditures included in accounts payable	(3,765)	5,304
Accrued Class A Common Stock repurchases	371	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$342,449	$538,234
Restricted cash – current	3,232	3,239
Restricted cash – non-current	15,509	15,045
Cash, cash equivalents, and restricted cash	$361,190	$556,518

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

23.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2026	$(561)	$402	$47	$(112)
Other comprehensive income (loss)	33	(3,502)	788	(2,681)
Reclassification to income	166	(85)	(604)	(523)
Reclassification to NCI	(143)	2,579	(133)	2,303
At March 31, 2026	$(505)	$(606)	$98	$(1,013)
Other comprehensive income (loss)	(2)	3,157	721	3,876
Reclassification to income	22	(1,055)	(642)	(1,675)
Reclassification to NCI	(14)	(1,627)	(57)	(1,698)
At June 30, 2026	$(499)	$(131)	$120	$(510)

At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90
Other comprehensive income	29	510	376	915
Reclassification to income	(13)	(217)	(600)	(830)
Reclassification to NCI	(12)	(212)	162	(62)
At June 30, 2025	$(561)	$586	$88	$113

24.
Subsequent events

Dividend Declaration

On July 30, 2026, the Company’s board of directors approved a cash dividend, with respect to the quarter ended June 30, 2026, of $0.09 per share of Class A Common Stock. The dividend is payable on September 3, 2026, to Class A Common Stockholders of record as of the close of business on August 19, 2026. EELP will make a corresponding distribution of $0.09 per interest to holders of Class B interests on the same date as the dividend payment.

LNG Carrier Purchase

In July 2026, the Company executed an agreement to acquire an LNG carrier, the Methane Patricia Camila, which is expected to serve as the dedicated vessel for the Company’s first FSRU conversion project and support commercial deployment during 2028. The Company will make a 10% downpayment during the third quarter of 2026 with the remainder due in the first quarter of 2027, concurrent with the delivery of the vessel.

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

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of June 30, 2026, we controlled or operated 12 floating regasification terminals, including a new terminal of which we took delivery in the second quarter of 2026, one onshore regasification terminal and a combined heat and power plant.

Our business spans the globe, with a regional presence in 15 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Iraq, Jamaica, Jordan, Pakistan, the United Arab Emirates (“UAE”), and the United States (“U.S.”). As of June 30, 2026, we have completed more than 4,000 ship-to-ship transfers of LNG with over 50 LNG operators since we began operations and have safely delivered more than 8,300 billion cubic feet of natural gas through 19 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the three months ended June 30, 2026, we generated revenues of $329.3 million, net income of $50.1 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $120.1 million. For the three months ended June 30, 2025, we generated revenues of $204.6 million, net income of $20.8 million and Adjusted EBITDA of $107.1 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Recent Business Updates

In October 2025, we executed a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal. The integrated project includes a five-year agreement for regasification services and LNG supply with a customer extension option, and a minimum contracted offtake of 250 million standard cubic feet per day (“MMscf/d”). Despite the ongoing conflict in the Middle East, we continue to advance the project while adapting its execution plans as conditions evolve. We continue to closely monitor developments across the region, with safety and security remaining central to project planning and execution. Engineering and procurement activities are nearing completion. Site clearance and dredging activities continue in preparation for construction, and materials required for the terminal have been staged globally and are being mobilized based on construction priorities. Operations of the integrated terminal are expected to commence early in the second quarter of 2027.

In March 2026, in connection with the conflict in the Middle East, we received a force majeure notice from QatarEnergy under our long-term LNG purchase agreement. We issued a corresponding force majeure notice to Petrobangla under our long-term LNG supply agreement. We currently cannot predict the timing of resumption of performance under these contracts.

In May 2026, we executed a nine-month time charter party agreement with Jordan’s National Electric Power Company, NEPCO, to deploy the Excelerate Acadia to the country’s existing LNG terminal in Aqaba. The Excelerate Acadia commenced operations in July 2026. The interim deployment enhances Jordan’s energy security by providing additional regasification capacity and generates incremental earnings for us while we continue to advance the Iraq integrated import terminal.

In June 2026, we executed a long-term time charter party agreement with a subsidiary of Frontera Energy Corporation to redeploy the Express to a new LNG import terminal under development in Colombia. The agreement is expected to commence in the first quarter of 2027 under a seven-year term with multiple extension options, following the expiration of the terminal’s current charter and completion of dry dock and project implementation activities. The contract provides improved economic terms relative to the terminal’s current deployment, secures long-term utilization of the asset, and supports Colombia’s efforts to strengthen energy security and diversify its sources of natural gas supply.

In July 2026, we executed an agreement to acquire an LNG carrier, the Methane Patricia Camila, which is expected to serve as the dedicated vessel for our first FSRU conversion project. We currently expect that the converted FSRU will be available for commercial deployment in 2028.

Recent Trends and Outlook

During the second quarter of 2026, global LNG markets remained heavily influenced by geopolitical developments in the Middle East. Market conditions remained volatile as buyers continued to balance supply security considerations against evolving geopolitical risks. Elevated shipping costs, higher insurance premiums, and uncertainty regarding the timing of full supply restoration continued to influence trading activity throughout the quarter. LNG market dynamics remained closely tied to geopolitical developments.

Natural gas and LNG prices increased across European and Asian markets during the second quarter of 2026 as compared to the first quarter of 2026. Average prices for Dutch Title Transfer Facility (TTF) and Japan Korea Marker (JKM) in the second quarter of 2026 were $15.61 per million British thermal units (“MMBtu”) and $17.65 per MMBtu, respectively, compared to $13.69 per MMBtu and $13.25 per MMBtu, respectively, in the first quarter of 2026. Separately, average Henry Hub futures settlement prices decreased from $5.04 per MMBtu in the first quarter of 2026 to $2.90 per MMBtu in the second quarter of 2026.

Overall, the Middle East conflict has placed significant constraints on the near-term LNG market, limiting supply flexibility and heightening price volatility as buyers prioritize security of supply. The effects of the conflict have extended beyond LNG, influencing broader energy markets and reinforcing the importance of supply diversification and energy security. These dynamics continue to support investment in LNG, natural gas, and power infrastructure as countries seek to enhance the reliability and resilience of their energy systems. Over the longer term, however, the global LNG outlook remains constructive, with approximately 200 million tonnes of incremental LNG supply expected to come online by 2030. As these new volumes are delivered, they are expected to improve market liquidity, enhance diversification of supply, and alleviate structural tightness, helping to rebalance global LNG markets over time.

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

Impact of the Acquisition

We closed the acquisition of New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”) in May 2025. Therefore our results of operations for the three and six months ended June 30, 2025 only contain a partial period of Jamaica operating results.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
LNG, gas and power	$168,811	$55,723	$443,987	$222,448
Terminal services	160,454	148,833	318,717	297,198
Cost of LNG, gas and power	(135,333)	(40,427)	(378,378)	(201,186)
Operating expenses	(56,075)	(46,023)	(109,159)	(87,961)
Depreciation and amortization expense	(32,670)	(25,518)	(63,677)	(47,161)
Gross Margin	$105,187	$92,588	$211,490	$183,338
Depreciation and amortization expense	32,670	25,518	63,677	47,161
Adjusted Gross Margin	$137,857	$118,106	$275,167	$230,499

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$50,074	$20,765	$100,052	$72,888
Interest expense	27,217	23,932	54,826	38,248
Provision for income taxes	5,939	5,574	15,399	11,601
Depreciation and amortization expense	32,670	25,518	63,677	47,161
Accretion expense	846	483	1,680	960
Long-term incentive compensation expense	3,344	3,206	6,628	5,358
Transition and transaction expenses	—	27,659	—	31,341
Adjusted EBITDA	$120,090	$107,137	$242,262	$207,557

Consolidated Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)			(In thousands)
Revenues
LNG, gas and power	$168,811	$55,723	$113,088	$443,987	$222,448	$221,539
Terminal services	160,454	148,833	11,621	318,717	297,198	21,519
Total revenues	329,265	204,556	124,709	762,704	519,646	243,058
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	135,333	40,427	94,906	378,378	201,186	177,192
Operating expenses	56,075	46,023	10,052	109,159	87,961	21,198
Depreciation and amortization	32,670	25,518	7,152	63,677	47,161	16,516
Selling, general and administrative	24,291	21,543	2,748	48,627	42,895	5,732
Transition and transaction expenses	—	27,659	(27,659)	—	31,341	(31,341)
Total operating expenses	248,369	161,170	87,199	599,841	410,544	189,297
Operating income	80,896	43,386	37,510	162,863	109,102	53,761
Other income (expense)
Interest expense	(24,161)	(20,683)	(3,478)	(48,699)	(31,741)	(16,958)
Interest expense – related party	(3,056)	(3,249)	193	(6,127)	(6,507)	380
Earnings from equity method investment	642	600	42	1,246	1,196	50
Other income, net	1,692	6,285	(4,593)	6,168	12,439	(6,271)
Income before income taxes	56,013	26,339	29,674	115,451	84,489	30,962
Provision for income taxes	(5,939)	(5,574)	(365)	(15,399)	(11,601)	(3,798)
Net income	50,074	20,765	29,309	100,052	72,888	27,164
Less net income attributable to non-controlling interests	37,997	16,036	21,961	75,655	56,772	18,883
Net income attributable to shareholders	$12,077	$4,729	$7,348	$24,397	$16,116	$8,281
Additional financial data:
Gross Margin	$105,187	$92,588	$12,599	$211,490	$183,338	$28,152
Adjusted Gross Margin	137,857	118,106	19,751	275,167	230,499	44,668
Adjusted EBITDA	120,090	107,137	12,953	242,262	207,557	34,705

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Net income

Net income was $50.1 million for the three months ended June 30, 2026, an increase of $29.3 million, as compared to $20.8 million for the three months ended June 30, 2025. Net income was higher primarily due to transition and transaction costs incurred in the second quarter of 2025 as a result of the Acquisition ($27.7 million), the addition of long-term LNG, gas and power sales agreements ($16.7 million), and additional short-term LNG, gas and power sales opportunities ($2.1 million), partially offset by the addition of depreciation and amortization in Jamaica ($5.6 million), an increase in interest expense due to our new 2030 Notes (as defined herein) net of the effects of the Term Loan Facility (as defined herein) paydown ($4.8 million), and a decrease in interest income ($4.0 million).

Net income was $100.1 million for the six months ended June 30, 2026, an increase of $27.2 million, as compared to $72.9 million for the six months ended June 30, 2025. Net income was higher primarily due to the addition of long-term LNG, gas and power sales agreements ($39.8 million), transition and transaction costs incurred in the first half of 2025 as a result of the Acquisition ($31.3 million), additional short-term LNG, gas and power sales opportunities ($3.8 million), and additional subcharter opportunities ($1.7 million), partially offset by an increase in interest expense due to our new 2030 Notes (as defined herein) net of the effects of the Term Loan Facility (as defined herein) paydown ($18.0 million), the addition of depreciation and amortization in Jamaica ($15.4 million), a decrease in interest income ($5.6 million), a seasonal maintenance project ($4.1 million), and an increase in provision for income taxes ($3.8 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $105.2 million for the three months ended June 30, 2026, an increase of $12.6 million, as compared to $92.6 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, Adjusted Gross Margin was $137.9 million, an increase of $19.8 million, as compared to $118.1 million for the three months ended June 30, 2025. Gross Margin and Adjusted Gross Margin were higher primarily due to the addition of long-term LNG, gas and power sales agreements ($16.7 million), and additional short-term LNG, gas and power sales opportunities ($2.1 million). Gross Margin was also impacted by the addition of depreciation and amortization in Jamaica ($5.6 million).

Gross Margin was $211.5 million for the six months ended June 30, 2026, an increase of $28.2 million, as compared to $183.3 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, Adjusted Gross Margin was $275.2 million, an increase of $44.7 million, as compared to $230.5 million for the six months ended June 30, 2025. Gross Margin and Adjusted Gross Margin were higher primarily due to the addition of long-term LNG, gas and power sales agreements ($39.8 million), additional short-term LNG, gas and power sales opportunities ($3.8 million), and additional subcharter opportunities ($1.7 million), partially offset by a seasonal maintenance project ($4.1 million). Gross Margin was also impacted by the addition of depreciation and amortization in Jamaica ($15.4 million).

Adjusted EBITDA

Adjusted EBITDA was $120.1 million for the three months ended June 30, 2026, an increase of $13.0 million, as compared to $107.1 million for the three months ended June 30, 2025. Adjusted EBITDA was higher primarily due to the addition of long-term LNG, gas and power sales agreements ($16.7 million) and additional short-term LNG, gas and power sales opportunities ($2.1 million), partially offset by a decrease in interest income ($4.0 million).

Adjusted EBITDA was $242.3 million for the six months ended June 30, 2026, an increase of $34.7 million, as compared to $207.6 million for the six months ended June 30, 2025. Adjusted EBITDA was higher primarily due to the addition of long-term LNG, gas and power sales agreements ($39.8 million), additional short-term LNG, gas and power sales opportunities ($3.8 million), and additional subcharter opportunities ($1.7 million), partially offset by a decrease in interest income ($5.6 million) and a seasonal maintenance project ($4.1 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

LNG, gas and power revenues

LNG, gas and power revenues were $168.8 million for the three months ended June 30, 2026, an increase of $113.1 million, as compared to $55.7 million for the three months ended June 30, 2025. The increase was primarily due to the Acquisition.

LNG, gas and power revenues were $444.0 million for the six months ended June 30, 2026, an increase of $221.6 million, as compared to $222.4 million for the six months ended June 30, 2025. The increase was primarily due to the Acquisition.

Terminal services revenues

Terminal services revenues were $160.5 million for the three months ended June 30, 2026, an increase of $11.7 million as compared to $148.8 million for the three months ended June 30, 2025. Terminal services revenues were higher primarily due to additional subcharter opportunities and increased contract rates.

Terminal services revenues were $318.7 million for the six months ended June 30, 2026, an increase of $21.5 million as compared to $297.2 million for the six months ended June 30, 2025. Terminal services revenues were higher primarily due to additional subcharter opportunities and increased contract rates.

Cost of LNG, gas and power

Cost of LNG, gas and power was $135.3 million for the three months ended June 30, 2026, an increase of $94.9 million, as compared to $40.4 million for the three months ended June 30, 2025. The increase was primarily due to the Acquisition.

Cost of LNG, gas and power was $378.4 million for the six months ended June 30, 2026, an increase of $177.2 million, as compared to $201.2 million for the six months ended June 30, 2025. The increase was primarily due to the Acquisition.

Operating expenses

Operating expenses were $56.1 million for the three months ended June 30, 2026, an increase of $10.1 million, as compared to $46.0 million for the three months ended June 30, 2025. The increase in operating expenses was primarily due to increased rebillable costs and additional subcharter opportunities.

Operating expenses were $109.2 million for the six months ended June 30, 2026, an increase of $21.2 million, as compared to $88.0 million for the six months ended June 30, 2025. The increase in operating expenses was primarily due to increased rebillable costs, a seasonal maintenance project, additional subcharter opportunities and increased personnel costs in Argentina.

Depreciation and amortization expenses

Depreciation and amortization expenses were $32.7 million for the three months ended June 30, 2026, an increase of $7.2 million, as compared to $25.5 million for the three months ended June 30, 2025. Depreciation and amortization increased primarily due to the Acquisition.

Depreciation and amortization expenses were $63.7 million for the six months ended June 30, 2026, an increase of $16.5 million, as compared to $47.2 million for the six months ended June 30, 2025. Depreciation and amortization increased primarily due to the Acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.3 million for the three months ended June 30, 2026, an increase of $2.8 million, as compared to $21.5 million for the three months ended June 30, 2025. Selling, general and administrative expenses increased primarily due to increased business development.

Selling, general and administrative expenses were $48.6 million for the six months ended June 30, 2026, an increase of $5.7 million, as compared to $42.9 million for the six months ended June 30, 2025. Selling, general and administrative expenses increased primarily due to increased business development.

Transition and transaction expenses

Transition and transaction expenses were $27.7 million and $31.3 million for the three and six months ended June 30, 2025, respectively. Transition and transaction expenses related to due diligence, legal, and integration costs for the Acquisition. We did not incur any transition and transaction expenses in the three and six months ended June 30, 2026.

Interest expense

Interest expense was $24.2 million for the three months ended June 30, 2026, an increase of $3.5 million, as compared to $20.7 million for the three months ended June 30, 2025. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025.

Interest expense was $48.7 million for the six months ended June 30, 2026, an increase of $17.0 million, as compared to $31.7 million for the six months ended June 30, 2025. The increase was primarily due to our new 2030 Notes (as defined herein), partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025.

Other income, net

Other income, net was $1.7 million for the three months ended June 30, 2026, a decrease of $4.6 million, as compared to $6.3 million for the three months ended June 30, 2025. Other income, net decreased primarily due to a decrease in interest income.

Other income, net was $6.2 million for the six months ended June 30, 2026, a decrease of $6.2 million, as compared to $12.4 million for the six months ended June 30, 2025. Other income, net decreased primarily due to a decrease in interest income.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2026 and 2025 was $5.9 million and $5.6 million, respectively. The provision for income taxes for the six months ended June 30, 2026 and 2025 was $15.4 million and $11.6 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended June 30, 2026 and 2025, was 10.6% and 21.2%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025, was 13.3% and 13.7%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $38.0 million for the three months ended June 30, 2026, an increase of $22.0 million, as compared to $16.0 million for the three months ended June 30, 2025. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Net income attributable to non-controlling interest was $75.7 million for the six months ended June 30, 2026, an increase of $18.9 million, as compared to $56.8 million for the six months ended June 30, 2025. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity under our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2025 Annual Report. For more information regarding our planned dividend payments, see Note 13 – Equity. As of June 30, 2026, we had $342.4 million in unrestricted cash and cash equivalents.

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

Repurchase of Equity Securities

In December 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) to purchase up to $75.0 million of our Class A Common Stock, $0.001 par value per share (“Class A Common Stock”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. During the three months ended June 30, 2026, we repurchased 693,177 shares of our outstanding Class A Common Stock at a weighted average price of $33.93 per share, for a total net cost, including commission fees and taxes, of approximately $23.8 million. During the six months ended June 30, 2026, we repurchased 840,876 shares of our outstanding Class A Common Stock at a weighted average price of $33.90 per share, for a total net cost, including commission fees and taxes, of approximately $28.8 million. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

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

Cash Flow Statement Highlights

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six months ended June 30,
	2026	2025	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$174,244	$241,949	$(67,705)
Investing activities	(283,833)	(1,125,499)	841,666
Financing activities	(85,958)	773,048	(859,006)
Effect of exchange rate on cash, cash equivalents, and restricted cash	219	88	131
Net decrease in cash, cash equivalents, and restricted cash	$(195,328)	$(110,414)	$(84,914)

Operating Activities

Cash flows provided by operating activities decreased by $67.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to differences in the timing of collections and payments related to LNG, gas and power purchases and sales, and interest expense on the 2030 Notes (as defined herein), partially offset by costs related to the Acquisition.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $841.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to the Acquisition, partially offset by increased milestone payments made in 2026 as compared to 2025 for the Excelerate Acadia as well as purchases made in 2026 for our Iraq project.

Financing Activities

Financing cash flows decreased by $859.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to $800.0 million in borrowings as a result of the Debt Offering (as defined herein) completed in 2025, $201.9 million in proceeds from the Equity Offering, and $28.4 million in repurchases of Class A Common Stock, partially offset by a $161.2 million decrease in repayments on long-term debt and finance leases and a $19.4 million decrease in the payment of debt issuance costs.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,			For the six months ended June 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)			(In thousands)
Capital expenditures
Growth	$241,299	$21,161	$220,138	$257,857	$56,646	$201,211
Maintenance	14,468	13,991	477	22,211	26,066	(3,855)
Gross capital expenditures	255,767	35,152	220,615	280,068	82,712	197,356
Change in capital project payables and accruals, net	1,752	(1,867)	3,619	3,765	(5,304)	9,069
Cash outlays for capital projects	$257,519	$33,285	$224,234	$283,833	$77,408	$206,425

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

As of June 30, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of June 30, 2026 and up to $500.0 million of the EE Revolver may be used for letters of credit. We have $198.5 million in letters of credit outstanding as of June 30, 2026, under a bilateral facility.

As of June 30, 2026, the Company was in compliance with the covenants under its debt facilities.

For information about our other debt obligations, see Notes 11 and 12 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We are the lessee of one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases. As of December 31, 2025, we had future minimum lease payments totaling $212.0 million. As of June 30, 2026, we had future minimum lease payments totaling $196.0 million and are committed to $17.1 million in year one, $69.2 million for years two and three, $65.9 million for years four and five and $43.8 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2025, we had future minimum lease payments totaling $207.2 million. As of June 30, 2026, we had future minimum lease payments totaling $190.6 million and are committed to $16.6 million in payments in year one, $60.8 million for years two and three, $55.2 million for years four and five and $58.0 million thereafter.

Tax Receivable Agreement

We are party to the TRA with EE Holdings and the Foundation. The TRA provides for payment by us to EE Holdings of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of our initial public offering (“IPO”) or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $1.2 million for the six months ended June 30, 2026.

LNG purchase commitments

Our LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility futures, or Brent Crude pricing times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational.

The following table presents our future contractual obligations from contracts exceeding one year as of June 30, 2026 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$651,397	$11,628,723
Long-term debt obligations	34,689	1,060,868
Lease obligations	67,652	318,956
Other purchase obligations	91,329	16,745
Total commitments	$845,067	$13,025,292

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

As of June 30, 2026 and December 31, 2025, the fair value of our interest rate swaps was $0.8 million and $0.5 million, respectively. Based on our hedged notional amount as of June 30, 2026, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $0.7 million.

Commodity Price Risk

In the course of our operations, we may be exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of June 30, 2026, we had $(1.2) million in financial commodity derivative instruments. As of December 31, 2025, we had no financial commodity derivative instruments. Based on our hedged notional amount as of June 30, 2026, a hypothetical 10% increase or decrease in the underlying commodities prices would change the estimated fair value of our commodity derivative instruments by $1.3 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso, Brazilian real, Bangladesh taka and Jamaican dollar. As of June 30, 2026, the fair value of financial derivatives used to hedge some of our currency exposure was immaterial. For the six months ended June 30, 2026 and 2025, we recorded $(0.4) million and $(0.5) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 21 – Commitments and contingencies in this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item1A. “Risk Factors” included in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the Share Repurchase Program (in thousands)
April 1, 2026 to April 30, 2026	243,826	$33.63	243,826	$61,820
May 1, 2026 to May 31, 2026	188,059	34.79	188,059	55,278
June 1, 2026 to June 30, 2026	261,292	33.60	261,292	46,497
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

Excelerate Energy, Inc.

Date: August 6, 2026	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)