Form 10-Q
period 2026-09-30
Excelerate Energy, Inc.
filed 2026-11-05
CIK 1888447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 30,799,405 shares of Excelerate Energy, Inc.’s Class A Common Stock, $0.001 par value per share, and 82,021,389 shares of Excelerate Energy, Inc.’s Class B Common Stock, par value $0.001 per share, outstanding.

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
•
acts of terrorism, including attacks on commercial assets, war or political or civil unrest;

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

PART I – FINANCIAL INFORMATION

Excelerate Energy, Inc.

Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS	(In thousands)
Current assets
Cash and cash equivalents	$356,742	$538,234
Current portion of restricted cash	4,203	3,239
Accounts receivable, net	87,908	82,714
Current portion of net investments in sales-type leases	27,977	38,870
Other current assets	141,164	90,308
Total current assets	617,994	753,365
Restricted cash	15,789	15,045
Property and equipment, net	2,369,368	2,132,045
Intangible assets, net	347,486	359,221
Goodwill	235,188	234,994
Operating lease right-of-use assets	149,843	167,188
Net investments in sales-type leases	316,555	337,944
Investments in equity method investee	19,964	18,095
Deferred tax assets, net	20,381	25,224
Other assets	81,435	88,340
Total assets	$4,174,003	$4,131,461
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$15,063	$46,570
Accrued liabilities and other liabilities	177,234	123,027
Current portion of deferred revenues	37,298	57,135
Current portion of long-term debt	24,172	23,521
Current portion of long-term debt – related party	11,145	10,521
Current portion of operating lease liabilities	25,881	23,904
Current portion of finance lease liabilities	26,161	25,382
Total current liabilities	316,954	310,060
Long-term debt, net	897,577	912,788
Long-term debt, net – related party	143,015	151,431
Operating lease liabilities	121,043	138,744
Finance lease liabilities	126,168	144,608
TRA liability	49,966	51,122
Asset retirement obligations	65,343	62,799
Long-term deferred revenues	27,931	29,196
Deferred tax liability	66,403	64,654
Other long-term liabilities	42,316	36,981
Total liabilities	$1,856,716	$1,902,383
Commitments and contingencies (Note 21)
Class A Common Stock ($0.001 par value, 300,000,000 shares authorized, 35,203,306 shares issued as of September 30, 2026 and 34,710,832 shares issued as of December 31, 2025)	35	35
Class B Common Stock ($0.001 par value, 150,000,000 shares authorized and 82,021,389 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	82	82
Additional paid-in capital	663,731	634,811
Retained earnings	132,922	102,640
Accumulated other comprehensive income (loss)	798	(112)
Treasury stock (4,068,820 shares as of September 30, 2026 and 2,685,679 shares as of December 31, 2025)	(104,013)	(54,981)
Non-controlling interests	1,623,732	1,546,603
Total equity	2,317,287	2,229,078
Total liabilities and equity	$4,174,003	$4,131,461

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Revenues
LNG, gas and power	$131,556	$245,163	$575,543	$467,611
Terminal services	165,654	145,881	484,371	443,079
Total revenues	297,210	391,044	1,059,914	910,690
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	91,191	201,885	469,569	403,071
Operating expenses	50,098	44,524	159,257	132,485
Depreciation and amortization	32,498	31,758	96,175	78,919
Selling, general and administrative expenses	28,866	23,439	77,493	66,334
Transition and transaction expenses	—	2,217	—	33,558
Total operating expenses	202,653	303,823	802,494	714,367
Operating income	94,557	87,221	257,420	196,323
Other income (expense)
Interest expense	(24,028)	(24,899)	(72,727)	(56,640)
Interest expense – related party	(3,039)	(3,236)	(9,166)	(9,743)
Earnings from equity method investment	636	497	1,882	1,693
Other income, net	1,656	3,398	7,824	15,837
Income before income taxes	69,782	62,981	185,233	147,470
Provision for income taxes	(9,781)	(7,937)	(25,180)	(19,538)
Net income	60,001	55,044	160,053	127,932
Less net income attributable to non-controlling interests	45,767	41,092	121,422	97,864
Net income attributable to shareholders	$14,234	$13,952	$38,631	$30,068

Net income per common share – basic	$0.45	$0.44	$1.22	$1.03
Net income per common share – diluted	$0.44	$0.43	$1.19	$1.01
Weighted average shares outstanding – basic	31,329,111	32,001,766	31,710,897	29,160,140
Weighted average shares outstanding – diluted	32,219,366	32,692,679	32,598,325	29,882,647

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$60,001	$55,044	$160,053	$127,932
Other comprehensive income (loss)
Cumulative translation adjustment	(10)	(1)	209	87
Change in unrealized gains (losses) on cash flow hedges	4,479	(409)	2,994	(1,551)
Share of other comprehensive income (loss) of equity method investee	263	(76)	526	(766)
Other comprehensive income (loss) attributable to non-controlling interest	(3,424)	350	(2,819)	1,705
Comprehensive income	61,309	54,908	160,963	127,407
Less comprehensive income attributable to non-controlling interest	45,767	41,092	121,422	97,864
Comprehensive income attributable to shareholders	$15,542	$13,816	$39,541	$29,543

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Issued						Accumulated
	Class A		Class B		Additional		other			Non-
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury stock		controlling	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	interest	equity
Balance at January 1, 2026	34,710,832	$35	82,021,389	$82	$634,811	$102,640	$(112)	2,685,679	$(54,981)	$1,546,603	$2,229,078
Net income	—	—	—	—	—	12,320	—	—	—	37,658	49,978
Other comprehensive loss	—	—	—	—	—	—	(901)	—	—	(2,303)	(3,204)
Long-term incentive compensation	—	—	—	—	924	—	—	—	—	2,360	3,284
Class A dividends – $0.08 per share	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,562)	(6,562)
Distributions	—	—	—	—	—	—	—	—	—	(692)	(692)
Long-term incentive compensation units vested, net	431,848	—	—	—	11,554	—	—	245,510	(9,664)	(11,501)	(9,611)
Repurchase of Class A Common Stock	—	—	—	—	1,599	—	—	147,699	(5,032)	(1,587)	(5,020)
Other	27,365	—	—	—	564	—	—	—	—	92	656
Balance at March 31, 2026	35,170,045	$35	82,021,389	$82	$649,452	$112,226	$(1,013)	3,078,888	$(69,677)	$1,564,068	$2,255,173
Net income	—	—	—	—	—	12,077	—	—	—	37,997	50,074
Other comprehensive income	—	—	—	—	—	—	503	—	—	1,698	2,201
Long-term incentive compensation	—	—	—	—	926	—	—	—	—	2,418	3,344
Class A dividends – $0.08 per share	—	—	—	—	—	(2,553)	—	—	—	—	(2,553)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(6,561)	(6,561)
Distributions	—	—	—	—	—	—	—	—	—	(6,908)	(6,908)
Long-term incentive compensation units vested, net	9,030	—	—	—	160	—	—	2,867	(101)	(160)	(101)
Repurchase of Class A Common Stock	—	—	—	—	8,367	—	—	693,177	(23,765)	(7,469)	(22,867)
Other	4,482	—	—	—	93	—	—	—	—	154	247
Balance at June 30, 2026	35,183,557	$35	82,021,389	$82	$658,998	$121,750	$(510)	3,774,932	$(93,543)	$1,585,237	$2,272,049
Net income	—	—	—	—	—	14,234	—	—	—	45,767	60,001
Other comprehensive income	—	—	—	—	—	—	1,308	—	—	3,424	4,732
Long-term incentive compensation	—	—	—	—	898	—	—	—	—	2,367	3,265
Class A dividends – $0.09 per share	—	—	—	—	—	(3,062)	—	—	—	—	(3,062)
EELP distributions to Class B interests	—	—	—	—	—	—	—	—	—	(7,382)	(7,382)
Distributions	—	—	—	—	—	—	—	—	—	(2,110)	(2,110)
Long-term incentive compensation units vested, net	14,206	—	—	—	239	—	—	2,731	(103)	(239)	(103)
Repurchase of Class A Common Stock	—	—	—	—	3,480	—	—	291,157	(10,367)	(3,351)	(10,238)
Other	5,543	—	—	—	116	—	—	—	—	19	135
Balance at September 30, 2026	35,203,306	$35	82,021,389	$82	$663,731	$132,922	$798	4,068,820	$(104,013)	$1,623,732	$2,317,287

The accompanying notes are an integral part of these consolidated financial statements.

Excelerate Energy, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

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

Excelerate Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities	(In thousands)
Net income	$160,053	$127,932
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	96,175	78,919
Amortization of operating lease right-of-use assets	19,214	9,314
ARO accretion expense	2,538	1,929
Amortization of debt issuance costs	4,333	5,886
Deferred income taxes	6,890	2,468
Share of net earnings in equity method investee	(1,882)	(1,693)
Distributions from equity method investee	900	1,530
Long-term incentive compensation expense	9,893	8,620
Changes in operating assets and liabilities:
Accounts receivable	(5,553)	45,606
Other current assets and other assets	(43,819)	5,869
Accounts payable and accrued liabilities	13,945	74,990
Current portion of deferred revenue	(19,837)	(29,705)
Net investments in sales-type leases	32,282	32,165
Operating lease assets and liabilities	(17,593)	(9,102)
Other long-term liabilities	(3,037)	2,093
Net cash provided by operating activities	$254,502	$356,821

Cash flows from investing activities
Net cash paid for Acquisition	—	(1,048,091)
Purchases of property and equipment	(313,606)	(129,372)
Net cash used in investing activities	$(313,606)	$(1,177,463)

Cash flows from financing activities
Proceeds from issuance of Class A Common stock, net	—	201,832
Repurchase of Class A Common Stock	(38,146)	—
Proceeds from issuance of long-term debt	—	800,000
Repayments of long-term debt	(17,323)	(180,326)
Repayments of long-term debt – related party	(7,792)	(7,262)
Payment of debt issuance costs	—	(20,325)
Principal payments under finance lease liabilities	(17,241)	(16,215)
Taxes withheld for long-term incentive compensation	(3,176)	(1,027)
Dividends paid	(8,035)	(5,946)
Distributions	(30,215)	(22,490)
Other financing activities	1,039	(393)
Net cash provided by (used in) financing activities	$(120,889)	$747,848

Effect of exchange rate on cash, cash equivalents, and restricted cash	209	87

Net decrease in cash, cash equivalents and restricted cash	(179,784)	(72,707)

Cash, cash equivalents and restricted cash
Beginning of period	$556,518	$554,495
End of period	$376,734	$481,788

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

As of September 30, 2026 and December 31, 2025, Kaiser owned directly or indirectly approximately 72.5% and 71.9%, respectively, of the ownership interests in EELP. The remaining 27.5% and 28.1% of the ownership interests were held by the Company as of September 30, 2026 and December 31, 2025, respectively.

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

2.
Summary of significant accounting policies

A summary of the Company’s significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the 2025 Annual Report. Other than the updates noted below, there were no significant updates or revisions to the Company’s accounting policies during the nine months ended September 30, 2026.

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

3.
Acquisition

In May 2025, the Company closed the acquisition of 100% of the interests in New Fortress Energy Inc.’s (“NFE”) business in Jamaica (the “Acquisition”), which aligns with the Company’s operational expertise and certain long-term LNG supply arrangements. Under the terms of the purchase agreement, the Company acquired 100% of the operating interests in three facilities: the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power plant, as well as the operations, pipelines and infrastructure associated therewith.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 2025, as if the Acquisition and related debt and equity issuances along with the use of proceeds therefrom had occurred on January 1, 2024 (in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Revenues	$391,044	$1,058,973
Net income	57,261	161,943

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

The following table presents the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Financial assets
Derivative financial instruments	Level 2	$13,760	$13,760	$15,320	$15,320
Financial liabilities
Derivative financial instruments	Level 2	(13,199)	(13,199)	(14,828)	(14,828)
2030 Notes	Level 2	(800,000)	(822,736)	(800,000)	(846,080)

As of September 30, 2026 and December 31, 2025, all derivatives were determined to be classified as Level 2 fair value instruments. No cash collateral has been posted or held as of September 30, 2026 or December 31, 2025. The values of the Level 2 interest rate swaps and foreign currency derivatives were determined using expected cash flow models based on observable market inputs, including published and quoted interest rate and exchange rate data from public data sources. Specifically, the fair values of the interest rate swaps were derived from the implied forward Secured Overnight Financing Rate (“SOFR”) yield curve for the same period as the future interest rate swap settlements. The fair values of the foreign currency derivatives were derived from the euro/U.S. dollar forward curves for the same period as the related payment settlements. The Company has consistently applied these valuation techniques in all periods presented.

As of September 30, 2026 and December 31, 2025, the 2030 Notes (as defined herein) were determined to be classified as Level 2 fair value instruments. The values of the 2030 Notes are based on quoted market prices. The carrying value of the rest of the Company’s long-term debt approximates fair value due to the variable rate nature of these financial instruments.

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

Non-recurring fair value measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as equity investments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, separate quantitative disclosures about the fair value measurements would be required for each major category. The Company did not record any material impairments on the equity investments or long-lived assets during the three and nine months ended September 30, 2026 and 2025.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.
Accounts receivable, net

As of September 30, 2026 and December 31, 2025, accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade receivables	$85,047	$79,775
Accrued revenue	3,227	2,915
Amounts receivable – related party	657	1,033
Allowance for doubtful accounts	(1,023)	(1,009)
Accounts receivable, net	$87,908	$82,714

6.
Derivative financial instruments

The following table summarizes the notional values related to the Company’s derivative instruments outstanding at September 30, 2026 (in thousands except non-currency amounts):

September 30, 2026
Interest rate swaps	$36,705
Foreign currency hedges	€13,874
Natural gas swaps (MMBtus)	873,000

Net notional amounts do not measure the Company’s risk of loss, quantify risk or represent assets or liabilities of the Company. Instead, they indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

The following table presents the fair value of each classification of the Company’s derivative instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Cash flow hedges
Current assets	$415	$274
Non-current assets	827	218
Current liabilities	(528)	—
Non-current liabilities	(153)	—
Total designated as hedging instruments	$561	$492

Derivatives not designated as hedging instruments
Current assets	$3,039	$4,353
Non-current assets	9,479	10,475
Current liabilities	(3,039)	(4,353)
Non-current liabilities	(9,479)	(10,475)
Total not designated as hedging instruments	$—	$—

Total current position	$(113)	$274
Total non-current position	674	218
Total derivatives	$561	$492

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

The following tables present the gains and losses from the Company’s derivative instruments designated in a cash flow hedging relationship recognized in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Derivatives Designated in		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Cash Flow Hedging		For the three months ended September 30,		For the nine months ended September 30,
Relationship		2026	2025	2026	2025
Interest rate swaps		$1,335	$(253)	$990	$(783)
Foreign currency hedges		2,112	—	2,112	—
Natural gas swaps		(3,046)	—	(3,046)	—

Derivatives Designated in	Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Cash Flow Hedging	Accumulated Other Comprehensive	For the three months ended September 30,		For the nine months ended September 30,
Relationship	Income into Income	2026	2025	2026	2025
Interest rate swaps	Interest expense	$(900)	$156	$240	$768
Foreign currency hedges	Other income, net	(241)	—	(241)	—
Natural gas swaps	Cost of LNG, gas and power	(2,937)	—	(2,937)	—

The amount of gain (loss) recognized in other comprehensive income as of September 30, 2026 and expected to be reclassified within the next 12 months is $2.9 million.

7.
Other current assets

As of September 30, 2026 and December 31, 2025, other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$20,210	$48,458
Prepaid expenses – related party	527	164
Tax receivables	2,150	4,139
Inventories	25,685	27,075
Indemnification escrow receivable	36,340	—
Other receivables	56,252	10,472
Other current assets	$141,164	$90,308

8.
Property and equipment, net

As of September 30, 2026 and December 31, 2025, the Company’s property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Floating terminals and related equipment	$2,992,105	$2,612,317
Power generation	188,329	188,329
Fixed terminals and gas pipeline	257,685	257,213
Finance lease right-of-use assets	40,007	40,007
Other equipment	21,431	19,135
Assets in progress	136,072	198,445
Less accumulated depreciation	(1,266,261)	(1,183,401)
Property and equipment, net	$2,369,368	$2,132,045

For the three months ended September 30, 2026 and 2025, depreciation expense was $28.2 million and $27.2 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $83.0 million and $70.6 million, respectively.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Excelerate Acadia (f/k/a Hull 3407)

In October 2022, the Company entered into a contract with HD Hyundai Heavy Industries Co., Ltd. to construct a 170,000 m3 floating regasification terminal, which was delivered in the second quarter of 2026. The Company made milestone payments of approximately $50 million, $30 million and $20 million in the fourth quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively. These payments are included in the assets in progress balance at December 31, 2025. The final milestone payment of approximately $210 million was made concurrently with the delivery of the terminal.

Jamaica Assets

In May 2025, the Company acquired the Montego Bay LNG Terminal, the Old Harbour LNG Terminal and the Clarendon combined heat and power co-generation plant, all of which are located in Jamaica.

9.
Goodwill and intangible assets, net

As of September 30, 2026 and December 31, 2025, the Company’s goodwill consisted of the following (in thousands):

Balance at December 31, 2025	$234,994
Additions	194
Balance at September 30, 2026	$235,188

The Company has recorded no impairments to goodwill as of September 30, 2026 and December 31, 2025. The Company recorded measurement period adjustments during the period associated with certain liabilities that existed at the acquisition date. These adjustments were offset with indemnification assets under the terms of the acquisition agreement and therefore did not have an impact on purchase consideration or the amount of goodwill recorded at acquisition date. There were no material changes to the preliminary purchase price allocation associated with the Acquisition during the nine months ended September 30, 2026.

The Company’s intangible assets represent customer relationships associated with the Acquisition. As of September 30, 2026 and December 31, 2025, the Company’s intangible assets, net consisted of the following (in thousands):

	Gross	Accumulated amortization	Net
Balance at December 31, 2025	$369,000	$(9,779)	$359,221
Balance at September 30, 2026	369,000	(21,514)	347,486

For the three months ended September 30, 2026 and 2025, the Company recognized amortization expense related to intangible assets of $3.9 million and $3.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized amortization expense related to intangible assets of $11.7 million and $5.9 million, respectively. The Company expects to recognize $16.0 million in amortization expense each year for the next five years.

10.
Accrued liabilities

As of September 30, 2026 and December 31, 2025, accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued terminal and cargo expenses	$48,208	$45,773
Accrued interest	27,602	11,435
Payroll and related liabilities	18,013	26,838
Taxes payable	13,678	8,550
Derivative liabilities	3,567	4,353
Current portion of TRA liability	7,685	7,685
Arbitration award liability	36,340	—
Other accrued liabilities	22,141	18,393
Accrued liabilities	$177,234	$123,027

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

11.
Long-term debt, net

The Company’s long-term debt, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
2030 Notes	$800,000	$800,000
Experience Financing	89,719	99,000
2017 Bank Loans	44,594	52,636
EE Revolver	—	—
Total debt	934,313	951,636
Less unamortized debt issuance costs	(12,564)	(15,327)
Total debt, net	921,749	936,309
Less current portion, net	(24,172)	(23,521)
Total long-term debt, net	$897,577	$912,788

The following table shows the range of interest rates and weighted average interest rates incurred on the Company’s variable-rate debt obligations during the nine months ended September 30, 2026.

	For the nine months ended September 30, 2026
	Range	Weighted Average
Experience Financing	6.9% – 7.3%	7.1%
2017 Bank Loans (1)	6.5% – 8.7%	8.0%
EE Revolver	N/A	N/A

(1)
Weighted average interest rate, net of the impact of settled derivatives, was 7.2% for the nine months ended September 30, 2026.

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of September 30, 2026 and up to $500 million may be used for letters of credit. The Company has $172.8 million in letters of credit outstanding as of September 30, 2026, under a bilateral facility.

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

As of September 30, 2026, the Company was in compliance with the covenants under its debt facilities.

12.
Long-term debt – related party

The Company’s related party long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Exquisite Financing	$154,160	$161,952
Less current portion	(11,145)	(10,521)
Total long-term related party debt	$143,015	$151,431

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

As the only Class B stockholder, EE Holdings had 72.5% and 71.9% of the combined voting power of the Company’s common stock as of September 30, 2026 and December 31, 2025, respectively. The EELP Limited Partnership Agreement entitles partners (and certain permitted transferees thereof) to exchange their Class B interests for shares of Class A Common Stock on a one-for-one basis or, at its election, for cash. When a Class B interest is exchanged for a share of Class A Common Stock, the corresponding share of Class B Common Stock will automatically be canceled. The EELP Limited Partnership Agreement permits the Class B limited partners to exercise their exchange rights subject to certain timing and other conditions. When a Class B interest is surrendered for exchange, it will not be available for reissuance.

The following tables summarize the changes in ownership:

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total Outstanding	Class A Ownership Percentage
Balance at January 1, 2026	34,710,832	2,685,679	32,025,153	82,021,389	114,046,542	28.1%
Long-term incentive compensation units vested, net	431,848	245,510	186,338	—	186,338
Repurchases of Class A Common Stock	—	147,699	(147,699)	—	(147,699)
Other	27,365	—	27,365	—	27,365
Balance at March 31, 2026	35,170,045	3,078,888	32,091,157	82,021,389	114,112,546	28.1%
Long-term incentive compensation units vested, net	9,030	2,867	6,163	—	6,163
Repurchases of Class A Common Stock	—	693,177	(693,177)	—	(693,177)
Other	4,482	—	4,482	—	4,482
Balance at June 30, 2026	35,183,557	3,774,932	31,408,625	82,021,389	113,430,014	27.7%
Long-term incentive compensation units vested, net	14,206	2,731	11,475	—	11,475
Repurchases of Class A Common Stock	—	291,157	(291,157)	—	(291,157)
Other	5,543	—	5,543	—	5,543
Balance at September 30, 2026	35,203,306	4,068,820	31,134,486	82,021,389	113,155,875	27.5%

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Class A Common Stock
	Issued	Less: Treasury Stock	Outstanding	Class B Common Stock	Total Outstanding	Class A Ownership Percentage
Balance at January 1, 2025	26,432,131	2,564,058	23,868,073	82,021,389	105,889,462	22.5%
Long-term incentive compensation units vested, net	234,419	107,633	126,786	—	126,786
Other	1,955	—	1,955	—	1,955
Balance at March 31, 2025	26,668,505	2,671,691	23,996,814	82,021,389	106,018,203	22.6%
Issuance of common stock	8,000,000	—	8,000,000	—	8,000,000
Long-term incentive compensation units vested, net	2,868	2,248	620	—	620
Other	3,714	91	3,623	—	3,623
Balance at June 30, 2025	34,675,087	2,674,030	32,001,057	82,021,389	114,022,446	28.1%
Long-term incentive compensation units vested, net	4,786	2,266	2,520	—	2,520
Other	—	1,864	(1,864)	—	(1,864)
Balance at September 30, 2025	34,679,873	2,678,160	32,001,713	82,021,389	114,023,102	28.1%

EELP Distribution Rights

The Company has the right to determine when distributions will be made to holders of interests and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Class A interests and Class B interests on a pro rata basis in accordance with the number of interests held by such holder.

Dividends and Distributions

During the nine months ended September 30, 2026, EELP paid distributions to all interest holders, including Excelerate. Excelerate has used and will continue to use proceeds from such distributions to pay dividends to holders of Class A Common Stock, to fund income taxes, and fund our obligations under the TRA. The following table details the distributions and dividends for the periods presented:

		Class B Interests	Class A Common Stock
Dividend and Distribution for the Quarter Ended	Date Paid or To Be Paid	Distributions Declared	Total Dividends Declared	Dividend Declared per Share
		(In thousands)
September 30, 2026	December 3, 2026	$7,382	$2,919	$0.09
June 30, 2026	September 3, 2026	7,382	3,062	0.09
March 31, 2026	June 4, 2026	6,561	2,553	0.08
December 31, 2025	March 26, 2026	6,562	2,734	0.08

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

During the three months ended September 30, 2026, the Company repurchased 291,157 shares of its outstanding Class A Common Stock at a weighted average price of $35.21 per share, for a total net cost, including commission fees and taxes, of approximately $10.4 million. During the nine months ended September 30, 2026, the Company repurchased 1,132,033 shares of its outstanding Class A Common Stock at a weighted average price of $34.23 per share, for a total net cost, including commission fees and taxes, of approximately $39.2 million. As a result of the Share Repurchase Program, the Company’s expected payments under the TRA decreased by $1.2 million for the nine months ended September 30, 2026. As indicated under the EELP Limited Partnership Agreement, for each Class A Common Stock repurchased by the Company, EELP, immediately prior to the repurchase, redeemed an equal number of Class

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

A interests held by Excelerate, upon the same terms and at the same price as the shares of Excelerate’s Class A Common Stock were repurchased.

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

14.
Earnings per share

The following table presents the computation of earnings per share for the periods shown below (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$60,001	$55,044	$160,053	$127,932
Less net income attributable to non-controlling interest	45,767	41,092	121,422	97,864
Net income attributable to shareholders – basic and diluted	$14,234	$13,952	$38,631	$30,068

Weighted average shares outstanding – basic	31,329,111	32,001,766	31,710,897	29,160,140
Issued upon assumed exercise of outstanding stock options	77,100	—	67,109	—
Dilutive effect of unvested restricted common stock	221,911	219,328	240,360	264,833
Dilutive effect of unvested performance units	591,244	471,585	579,959	457,674
Weighted average shares outstanding – diluted	32,219,366	32,692,679	32,598,325	29,882,647

Earnings per share
Basic	$0.45	$0.44	$1.22	$1.03
Diluted	$0.44	$0.43	$1.19	$1.01

The following table presents the common stock share equivalents excluded from the calculation of diluted earnings per share for the periods shown below, as they would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	—	39,511	—	14,869
Restricted common stock	—	7,051	16	27
Performance stock units	—	48,513	—	34,336
Class B Common Stock	82,021,389	82,021,389	82,021,389	82,021,389

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

As of September 30, 2026, the Company was a lessee in finance lease arrangements on one pipeline capacity agreement and one tugboat. These arrangements were determined to be finance leases as their terms represent the majority of the economic life of their respective assets.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Finance lease liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finance lease liabilities	$152,329	$169,990
Less current portion of finance lease liabilities	(26,161)	(25,382)
Finance lease liabilities, long-term	$126,168	$144,608

Operating leases

Operating lease right-of-use assets and the current and non-current portions of operating lease liabilities are presented separately on the consolidated balance sheets.

As of September 30, 2026, the Company was a lessee to one floating regasification terminal lease and one vessel lease, which are both accounted for as operating leases. Additionally, the Company has operating leases for offices in various locations in which operations are performed. Such leases will often include options to extend the lease and the Company will include option periods that, on commencement date, it is reasonably certain the Company will exercise. Variable lease costs relate to certain lease agreements, which include payments that vary for items such as inflation adjustments, or common area charges. Variable lease costs that are not dependent on an index are excluded from the lease payments that comprise the operating lease liability and are expensed in the period in which they are incurred. None of the Company’s operating leases contain any residual value guarantees.

A maturity analysis of the Company’s operating and finance lease liabilities (excluding short-term leases) at September 30, 2026 is as follows (in thousands):

Year	Operating	Finance
Remainder of 2026	$8,677	$8,308
2027	34,904	33,235
2028	34,952	27,584
2029	34,093	27,571
2030	31,845	27,571
Thereafter	43,849	58,010
Total lease payments	$188,320	$182,279
Less: imputed interest	(41,396)	(29,950)
Carrying value of lease liabilities	146,924	152,329
Less: current portion	(25,881)	(26,161)
Carrying value of long-term lease liabilities	$121,043	$126,168

As of September 30, 2026, the Company’s weighted average remaining lease term for operating and finance leases was 5.5 years and 6.4 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively. As of December 31, 2025, the Company’s weighted average remaining lease term for operating and finance leases was 6.2 years and 7.1 years, respectively, with a weighted average discount rate of 7.0% and 6.3%, respectively.

The Company’s total lease costs for the three and nine months ended September 30, 2026 and 2025 recognized in the consolidated statements of income consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Amortization of finance lease right-of-use assets	$652	$652	$1,957	$1,957
Interest on finance lease liabilities	2,440	2,792	7,588	8,630
Operating lease expense	9,137	8,953	27,268	14,388
Short-term lease expense	304	158	711	408
Total lease costs	$12,533	$12,555	$37,524	$25,383

Other information related to leases for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating cash flows for finance leases	$2,440	$2,792	$7,588	$8,630
Financing cash flows for finance leases	5,849	5,501	17,241	16,215
Operating cash flows for operating leases	8,794	8,845	25,750	14,121

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

16.
Revenue

The following table presents the Company’s revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue from leases	$153,773	$133,611	$444,428	$402,869
Revenue from contracts with customers
Regasification and other services	11,881	12,270	39,943	40,210
LNG, gas and power	131,556	245,163	575,543	467,611
Total revenue	$297,210	$391,044	$1,059,914	$910,690

Lease revenue

The Company has certain terminal services contracts that are accounted for as operating or sales-type leases. The Company’s revenue from leases is presented within revenues in the consolidated statements of income and for the three and nine months ended September 30, 2026 and 2025 consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease income	$142,149	$116,679	$400,813	$352,411
Sales-type lease income	11,624	16,932	43,615	50,458
Total revenue from leases	$153,773	$133,611	$444,428	$402,869

Sales-type leases

Sales-type lease income is interest income that is presented within lease revenues on the consolidated statements of income. The Company earns sales-type lease income from two floating regasification terminals and one fixed terminal as the Company is reasonably certain that the ownership of these assets will transfer to the customer at the end of their respective terms. For the three and nine months ended September 30, 2026, the Company recorded lease income from the net investment in the leases within revenue from lease contracts of $11.6 million and $43.6 million, respectively, as compared to $16.9 million and $50.5 million for the three and nine months ended September 30, 2025, respectively.

Operating leases

Revenue from time charter contracts accounted for as operating leases is recognized by the Company on a straight-line basis over the term of the contract. As of September 30, 2026, the Company is the lessor to time charter agreements with customers on nine of its floating regasification terminals. The following represents the amount of property and equipment that is leased to customers as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment	$2,879,110	$2,514,180
Accumulated depreciation	(1,102,248)	(1,054,808)
Property and equipment, net	$1,776,862	$1,459,372

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The future minimum revenues presented in the table below should not be construed to reflect total charter hire revenues for any of the years presented. Minimum future revenues included below are based on the fixed components and do not include variable or contingent revenue. Additionally, revenue generated from short-term charters is not included as the duration of each contract is less than a year. As of September 30, 2026, the minimum contractual future revenues to be received under the time charters during the next five years and thereafter are as follows (in thousands):

Year	Sales-type	Operating
Remainder of 2026	$22,082	$113,299
2027	87,612	457,944
2028	80,849	371,040
2029	84,055	371,741
2030	87,612	314,909
Thereafter	239,839	1,168,480
Total undiscounted	$602,049	$2,797,413
Less: imputed interest	(257,517)
Net investment in sales-type leases	344,532
Less: current portion	(27,977)
Non-current net investment in sales-type leases	$316,555

Revenue from contracts with customers

The following tables show disaggregated revenues from customers attributable to the region in which the party to the applicable agreement has its principal place of business (in thousands):

	For the three months ended September 30, 2026
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$1,395	$129,381	$130,776
Asia Pacific	11,619	10,291	—	21,910
Latin America	53,738	—	—	53,738
Europe	29,590	67	—	29,657
Middle East (2)	56,558	—	—	56,558
Other	2,268	128	2,175	4,571
Total revenue	$153,773	$11,881	$131,556	$297,210

	For the three months ended September 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$1,077	$155,163	$156,240
Asia Pacific	16,932	11,165	88,226	116,323
Latin America	52,463	—	—	52,463
Europe (3)	24,894	—	1,774	26,668
Middle East (2)	39,322	—	—	39,322
Other	—	28	—	28
Total revenue	$133,611	$12,270	$245,163	$391,044

	For the nine months ended September 30, 2026
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$6,923	$430,860	$437,783
Asia Pacific	43,616	32,412	140,729	216,757
Latin America	161,977	—	1,005	162,982
Europe	87,125	202	—	87,327
Middle East (2)	141,612	—	452	142,064
Other	10,098	406	2,497	13,001
Total revenue	$444,428	$39,943	$575,543	$1,059,914

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2025
		Revenue from contracts with customers
	Revenue from	Regas	LNG, gas	Total
	leases	and other	and power	revenue
North America (1)	$—	$7,104	$237,880	$244,984
Asia Pacific	50,458	32,620	183,967	267,045
Latin America	154,135	—	—	154,135
Europe (3)	82,369	259	45,764	128,392
Middle East (2)	115,907	—	—	115,907
Other	—	227	—	227
Total revenue	$402,869	$40,210	$467,611	$910,690
(1)
Includes the Caribbean.
(2)
Includes Pakistan and the United Arab Emirates.
(3)
Includes locations on the Mediterranean Sea.

Assets and liabilities related to contracts with customers

Under most LNG, gas and power revenue contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Invoicing timing for terminal services varies and occurs according to the contract. As of September 30, 2026 and December 31, 2025, receivables from contracts with customers were $56.1 million and $51.4 million, respectively. These amounts are presented within accounts receivable, net on the consolidated balance sheets. In addition, revenue for services recognized in excess of the invoiced amounts, or accrued revenue, outstanding at September 30, 2026 and December 31, 2025, was $1.4 million and $0.6 million, respectively. Accrued revenue represents current contract assets that will turn into accounts receivable within the next 12 months and be collected during the Company’s normal business operating cycle. Accrued revenue is presented in accounts receivable, net on the consolidated balance sheets. Other items included in accounts receivable, net represent receivables associated with leases, which are accounted for in accordance with the leasing standard. There were no write-downs of trade receivables for lease or time charter services or contract assets for the nine months ended September 30, 2026 and 2025.

Contract liabilities from advance payments from customers in excess of revenue recognized for services as of September 30, 2026 and December 31, 2025 were $14.4 million and $23.8 million, respectively. If the performance obligations are expected to be satisfied during the next 12 months, the contract liabilities are classified within current portion of deferred revenue on the consolidated balance sheets. Amounts to be recognized in revenue after 12 months are recorded in long-term deferred revenue. The remaining portion of current deferred revenue relates to the lease component of the Company’s time charter contracts, which are accounted for in accordance with the leasing standard. Noncurrent deferred revenue presented in long-term deferred revenue on the consolidated balance sheets represents payments allocated to the Company’s performance obligation for drydocking services within time charter contracts in which the lease component is accounted for as a sales-type lease, customer requested upgrades made to certain floating regasification terminals, and terminal repositioning. Revenue will be recognized as the performance obligations are completed.

The following table reflects the changes in the Company’s deferred revenues as of September 30, 2026 (in thousands):

September 30, 2026
Deferred revenues, beginning of period	$86,331
Cash received but not yet recognized	41,972
Revenue recognized from prior period deferral	(63,074)
Deferred revenues, end of period	$65,229

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company has long-term arrangements with customers in which it provides terminal services or supplies natural gas or LNG. The price under these agreements is typically stated in the contracts. The estimated fixed transaction price allocated to the remaining performance obligations under these arrangements is $18,329.6 million using commodity futures prices as of September 30, 2026. The Company expects to recognize revenue from contracts exceeding one year over the following time periods (in thousands):

Remainder of 2026	$182,879
2027	2,006,182
2028	2,549,935
2029	2,251,018
2030	2,060,269
Thereafter	9,279,290
Total expected revenue	$18,329,573

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

The Company’s stock option and restricted stock unit awards both qualify as equity awards and are amortized into selling, general and administrative expenses, operating expenses and cost of LNG, gas and power on the consolidated statements of income on a straight-line basis. Stock options were granted to certain employees of Excelerate, vest over five years and expire 10 years from the date of grant. The Company also issued restricted stock units that vest ratably over one, two or three years and performance units to certain employees that cliff vest in three years.

For the three and nine months ended September 30, 2026 and 2025, the Company recognized long-term incentive compensation expense for all of its awards as shown below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,265	$3,281	$9,893	$8,623

Stock options

The following table summarizes stock option activity for the nine months ended September 30, 2026 and provides information for outstanding and exercisable options as of September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(years)	(in thousands)
Outstanding at January 1, 2026	286,475	$24.00
Granted	—	—
Exercised	(37,390)	24.00
Forfeited or expired	(5,975)	24.00
Outstanding at September 30, 2026	243,110	24.00	5.5	$1,976
Exercisable at September 30, 2026	191,700	24.00	5.4	1,559

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2026, the Company had $0.4 million in unrecognized compensation costs related to its stock options that it expects to recognize over a weighted average period of 0.5 years.

Restricted stock unit awards

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026 and provides information for unvested shares as of September 30, 2026:

	Number of Shares	Weighted Average Fair Value
		(per share)
Unvested at January 1, 2026	649,191	$22.31
Granted	260,851	37.94
Vested	(322,329)	21.52
Forfeited	(32,607)	24.83
Unvested at September 30, 2026	555,106	29.97

As of September 30, 2026, the Company had $11.7 million in unrecognized compensation costs related to its restricted stock unit awards that it expects to recognize over a weighted average period of 1.9 years.

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

The following table summarizes performance unit activity for the nine months ended September 30, 2026 and provides information for unvested performance units (reflected at target performance) as of September 30, 2026:

	Number of Units	Weighted Average Fair Value
		(per unit)
Unvested at January 1, 2026	481,163	$26.33
Granted	135,898	45.60
Vested	(116,009)	29.49
Forfeited	(9,259)	26.05
Unvested at September 30, 2026	491,793	25.69

As of September 30, 2026, the Company had $5.8 million in unrecognized compensation costs related to its performance units that it expects to recognize over a weighted average period of 1.8 years.

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

The provision for income taxes for the three months ended September 30, 2026 and 2025 was $9.8 million and $7.9 million, respectively. The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $25.2 million and $19.5 million, respectively. The change was primarily driven by the year-over-year change in the geographical distribution of income and the varying tax regimes of jurisdictions.

The effective tax rate for the three months ended September 30, 2026 and 2025 was 14.0% and 12.6%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 13.6% and 13.2%, respectively. The increase was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

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

19.
Related party transactions

The Company had one debt instrument with related parties as of September 30, 2026 – the Exquisite Financing. For details on this debt instrument, see Note 12 – Long-term debt – related party.

The following balances with related parties are included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Amounts due from related parties	$657	$1,033
Amounts due to related parties	—	3,615
Prepaid expenses – related party	527	164

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

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows customers with revenues of 10% or greater of total revenues:

	Percentage of Total Revenues
	Nine months ended September 30,
	2026	2025
Customer A	16%	9%
Customer B	13%	22%
Customer C	11%	12%
Customer D	10%	6%

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

In 2024, prior to the Acquisition by Excelerate, Jamaica Public Service Company Limited (“JPS”) initiated arbitration proceedings, claiming damages for the use of alternative fuel due to infrastructure changes required at the Company’s Montego Bay terminal by the Port Authority of Jamaica. All liability for this claim, having occurred prior to the Acquisition by Excelerate, was retained by NFE and secured by amounts held in escrow to reimburse Excelerate. The arbitration tribunal concluded in September 2026 and awarded damages inclusive of interest and attorney’s fees to JPS. As of September 30, 2026, the Company has accrued $36.3 million for the payment and also recorded the amount as an indemnification escrow receivable from NFE. The escrow amount was received and the claim was paid in October 2026.

The Company’s LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility futures, or Brent Crude pricing, times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational.

22.
Supplemental disclosures for consolidated statement of cash flows

Supplemental disclosures for the consolidated statement of cash flows consist of the following (in thousands):

	Nine months ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for taxes	$8,316	$16,522
Cash paid for interest	61,472	35,440
Increase in capital expenditures included in accounts payable	6,672	1,019
Accrued Class A Common Stock repurchases	1,018	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$356,742	$538,234
Restricted cash – current	4,203	3,239
Restricted cash – non-current	15,789	15,045
Cash, cash equivalents, and restricted cash	$376,734	$556,518

Excelerate Energy, Inc.

Notes to Consolidated Financial Statements (Unaudited)

23.
Accumulated other comprehensive income

Changes in components of accumulated other comprehensive income were (in thousands):

	Cumulative translation adjustment	Qualifying cash flow hedges	Share of OCI in equity method investee	Total
At January 1, 2026	$(561)	$402	$47	$(112)
Other comprehensive income (loss)	33	(3,502)	788	(2,681)
Reclassification to income	166	(85)	(604)	(523)
Reclassification to NCI	(143)	2,579	(133)	2,303
At March 31, 2026	$(505)	$(606)	$98	$(1,013)
Other comprehensive income (loss)	(2)	3,157	721	3,876
Reclassification to income	22	(1,055)	(642)	(1,675)
Reclassification to NCI	(14)	(1,627)	(57)	(1,698)
At June 30, 2026	$(499)	$(131)	$120	$(510)
Other comprehensive income (loss)	(6)	401	899	1,294
Reclassification to income	(4)	4,078	(636)	3,438
Reclassification to NCI	6	(3,236)	(194)	(3,424)
At September 30, 2026	$(503)	$1,112	$189	$798

At January 1, 2025	$(581)	$828	$255	$502
Other comprehensive income (loss)	66	(1,040)	130	(844)
Reclassification to income	6	(395)	(596)	(985)
Reclassification to NCI	(56)	1,112	361	1,417
At March 31, 2025	$(565)	$505	$150	$90
Other comprehensive income	29	510	376	915
Reclassification to income	(13)	(217)	(600)	(830)
Reclassification to NCI	(12)	(212)	162	(62)
At June 30, 2025	$(561)	$586	$88	$113
Other comprehensive income	(15)	(253)	421	153
Reclassification to income	14	(156)	(497)	(639)
Reclassification to NCI	1	294	55	350
At September 30, 2025	$(561)	$471	$67	$(23)

24.
Subsequent events

Dividend Declaration

On October 29, 2026, the Company’s board of directors approved a cash dividend, with respect to the quarter ended September 30, 2026, of $0.09 per share of Class A Common Stock. The dividend is payable on December 3, 2026, to Class A Common Stockholders of record as of the close of business on November 18, 2026. EELP will make a corresponding distribution of $0.09 per interest to holders of Class B interests on the same date as the dividend payment.

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

Our business is substantially supported by long-term, take-or-pay agreements, which provide consistent revenue and cash flow from our high-quality customer base. Under these agreements, we either provide regasification services or utilize our assets to directly provide natural gas, LNG, power, or steam to our customers. As of September 30, 2026, we controlled or operated 12 floating regasification terminals, including a new terminal of which we took delivery in the second quarter of 2026, one onshore regasification terminal, two LNG carriers and a combined heat and power plant.

Our business spans the globe, with a regional presence in 15 countries and an operational presence in Argentina, Bangladesh, Brazil, Finland, Germany, Iraq, Jamaica, Jordan, Pakistan, the United Arab Emirates (“UAE”), and the United States (“U.S.”). As of September 30, 2026, we have completed more than 4,100 ship-to-ship transfers of LNG with over 60 LNG operators since we began operations and have safely delivered more than 8,400 billion cubic feet of natural gas through 20 LNG regasification terminals. We are the largest provider of regasified LNG capacity in Argentina, Bangladesh, Finland, Jamaica and the UAE. We are also one of the largest providers of regasified LNG capacity in Brazil as well as in Pakistan, where we have regasified more LNG than any other provider in the past 10 years.

For the three months ended September 30, 2026, we generated revenues of $297.2 million, net income of $60.0 million and adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”) of $133.5 million. For the three months ended September 30, 2025, we generated revenues of $391.0 million, net income of $55.0 million and Adjusted EBITDA of $129.3 million. For more information regarding our non-GAAP measure Adjusted EBITDA and a reconciliation to net income, the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see “How We Evaluate Our Operations.”

Recent Business Updates

In October 2025, we executed a definitive commercial agreement with a subsidiary of Iraq’s Ministry of Electricity for the development of the country’s first LNG import terminal. The integrated project includes a five-year agreement for regasification services and LNG supply with a customer extension option, and a minimum contracted offtake of 250 million standard cubic feet per day (“MMscf/d”). Critical materials needed for jetty reinforcement and construction of the fixed terminal infrastructure are arriving in country and the construction workforce for the terminal is on site. In response to the ongoing conflict in the Arabian Gulf, we expect to utilize an FSRU already positioned in the region to serve the terminal, eliminating the need for an FSRU to transit the Strait of Hormuz. We are also advancing LNG supply arrangements, including potential supply from intra-basin sources. We continue to prioritize the safety and security of our people and operations as we advance the project toward our targeted second-quarter 2027 startup.

In March 2026, in connection with the conflict in the Middle East, we received a force majeure notice from QatarEnergy under our long-term LNG purchase agreement. We issued a corresponding force majeure notice to Petrobangla under our long-term LNG supply agreement. Although we may purchase and sell individual cargoes under these contracts from time to time depending on the prevailing circumstances and impact of the events of force majeure, we currently cannot predict the timing of resumption of full performance under these contracts.

In May 2026, we executed a nine-month time charter party agreement with Jordan’s National Electric Power Company, NEPCO, to deploy the Excelerate Acadia to the country’s existing LNG terminal in Aqaba. The Excelerate Acadia commenced operations in July 2026. The interim deployment enhances Jordan’s energy security by providing additional regasification capacity and generates incremental earnings for us.

In June 2026, we executed a long-term agreement with a subsidiary of Frontera Energy Corporation to provide regasification services to a new LNG import terminal under development in Colombia. The agreement is expected to commence in the first quarter of

2027 under a seven-year term with multiple extension options. The contract secures long-term utilization of our assets and supports Colombia’s efforts to strengthen energy security and diversify its sources of natural gas supply. The agreement contemplates the redeployment of the FSRU Express. However, in response to the ongoing conflict in the Arabian Gulf, we expect to utilize other FSRUs in our portfolio located outside the Gulf to serve the terminal in the near term. This approach eliminates the need for an FSRU to transit the Strait of Hormuz to support the Colombia deployment.

In July 2026, we executed an agreement to acquire an LNG carrier, the Methane Patricia Camila, which is expected to serve as the dedicated vessel for our first FSRU conversion project. In October 2026, we awarded Seatrium an engineering, procurement, construction, installation and commissioning contract for the conversion. The converted FSRU is expected to be available for commercial deployment in 2028.

In August 2026, we signed an agreement with Petróleo Brasileiro S.A. (“Petrobras”) for a five-year extension of the Sequoia contract beyond its previous term, extending our relationship with Petrobras through 2038. As part of the agreement, we will install a reliquefaction unit on Sequoia during its next scheduled dry dock in 2028. Once installed, the technology is expected to eliminate excess LNG losses due to boil-off, reduce Excelerate's Scope 1 emissions, and improve the terminal's operating performance and useful life. The agreement also provides for a modest increase in contracted revenue after the installation, generating incremental earnings ahead of the extension period.

We have executed an 11-year LNG supply agreement with AxDo Bahamas Ltd. (“AxDo”), a joint venture between Axpo, an international leader in energy trading and marketing, and Bahamas-based energy and maritime logistics company Domicisle LNG. The agreement will support development of the Bahamas LNG Hub, an offshore LNG storage and distribution terminal planned near Grand Bahama. Under the agreement, AxDo, established in October 2026 to conduct small-scale LNG and bunkering operations in the region, will serve as the anchor customer for the hub. The agreement provides for LNG deliveries of up to 16 TBtu per year for AxDo, with additional capacity available to support further sales to AxDo and other customers throughout the region. The Bahamas LNG Hub is designed to provide LNG storage and distribution services for marine bunkering, power generation, and other downstream customers in The Bahamas and throughout the Caribbean. Initial LNG deliveries are expected to begin in the first quarter of 2027, utilizing the existing FSRU, LNG supply, and logistics capabilities of the Company's Jamaica platform. A second phase is expected to include deployment of a floating storage unit (FSU) near Grand Bahama in the second half of 2028, subject to final permitting and construction timelines, and other contractual provisions.

Recent Trends and Outlook

During the third quarter of 2026, global LNG markets remained heavily influenced by geopolitical developments in the Middle East. LNG shipments through the Strait of Hormuz resumed gradually following the interim agreement between the United States and Iran in June 2026, subsequently reaching their highest monthly level in September 2026 since the conflict began. Renewed regional tensions, including attacks on commercial shipping vessels, and below-average European gas storage ahead of winter have increased supply constraints. Despite this, global LNG trade has proved resilient, increasing to approximately 101 million tonnes (“MT”) in the third quarter of 2026, up from 98 MT in the second quarter of 2026, and down only slightly from 106 MT in the third quarter of 2025.

Natural gas and LNG prices increased across European and Asian markets during the third quarter of 2026 as compared to the second quarter of 2026. Average prices for Dutch Title Transfer Facility (TTF) and Japan Korea Marker (JKM) in the third quarter of 2026 were $17.62 per million British thermal units (“MMBtu”) and $19.77 per MMBtu, respectively, compared to $15.61 per MMBtu and $17.65 per MMBtu, respectively, in the second quarter of 2026. Separately, average Henry Hub futures settlement prices increased slightly from $2.90 per MMBtu in the second quarter of 2026 to $2.95 per MMBtu in the third quarter of 2026.

Overall, the Middle East conflict has placed significant constraints on the near-term LNG market, limiting supply flexibility and heightening price volatility as buyers prioritize security of supply. The effects of the conflict have extended beyond LNG, influencing broader energy markets and reinforcing the importance of supply diversification and energy security. These dynamics continue to support investment in LNG, natural gas, and power infrastructure as countries seek to enhance the reliability and resilience of their energy systems. Over the longer term, however, the global LNG outlook remains positive, with approximately 200 MT of incremental LNG supply expected to come online by 2030. As these new volumes are delivered, they are expected to improve market liquidity, enhance diversification of supply, and alleviate structural tightness, helping to rebalance global LNG markets over time.

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

Impact of the Acquisition

We closed the acquisition of New Fortress Energy Inc.’s business in Jamaica (the “Acquisition”) in May 2025. Therefore our results of operations for the nine months ended September 30, 2025 only contain a partial period of Jamaica operating results.

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

The tables below reconcile the financial measures discussed above to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
LNG, gas and power	$131,556	$245,163	$575,543	$467,611
Terminal services	165,654	145,881	484,371	443,079
Cost of LNG, gas and power	(91,191)	(201,885)	(469,569)	(403,071)
Operating expenses	(50,098)	(44,524)	(159,257)	(132,485)
Depreciation and amortization expense	(32,498)	(31,758)	(96,175)	(78,919)
Gross Margin	$123,423	$112,877	$334,913	$296,215
Depreciation and amortization expense	32,498	31,758	96,175	78,919
Adjusted Gross Margin	$155,921	$144,635	$431,088	$375,134

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$60,001	$55,044	$160,053	$127,932
Interest expense	27,067	28,135	81,893	66,383
Provision for income taxes	9,781	7,937	25,180	19,538
Depreciation and amortization expense	32,498	31,758	96,175	78,919
Accretion expense	858	969	2,538	1,929
Long-term incentive compensation expense	3,265	3,265	9,893	8,623
Transition and transaction expenses	—	2,217	—	33,558
Adjusted EBITDA	$133,470	$129,325	$375,732	$336,882

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)
Revenues
LNG, gas and power	$131,556	$245,163	$(113,607)	$575,543	$467,611	$107,932
Terminal services	165,654	145,881	19,773	484,371	443,079	41,292
Total revenues	297,210	391,044	(93,834)	1,059,914	910,690	149,224
Operating expenses
Cost of LNG, gas and power (exclusive of items below)	91,191	201,885	(110,694)	469,569	403,071	66,498
Operating expenses	50,098	44,524	5,574	159,257	132,485	26,772
Depreciation and amortization	32,498	31,758	740	96,175	78,919	17,256
Selling, general and administrative	28,866	23,439	5,427	77,493	66,334	11,159
Transition and transaction expenses	—	2,217	(2,217)	—	33,558	(33,558)
Total operating expenses	202,653	303,823	(101,170)	802,494	714,367	88,127
Operating income	94,557	87,221	7,336	257,420	196,323	61,097
Other income (expense)
Interest expense	(24,028)	(24,899)	871	(72,727)	(56,640)	(16,087)
Interest expense – related party	(3,039)	(3,236)	197	(9,166)	(9,743)	577
Earnings from equity method investment	636	497	139	1,882	1,693	189
Other income, net	1,656	3,398	(1,742)	7,824	15,837	(8,013)
Income before income taxes	69,782	62,981	6,801	185,233	147,470	37,763
Provision for income taxes	(9,781)	(7,937)	(1,844)	(25,180)	(19,538)	(5,642)
Net income	60,001	55,044	4,957	160,053	127,932	32,121
Less net income attributable to non-controlling interests	45,767	41,092	4,675	121,422	97,864	23,558
Net income attributable to shareholders	$14,234	$13,952	$282	$38,631	$30,068	$8,563
Additional financial data:
Gross Margin	$123,423	$112,877	$10,546	$334,913	$296,215	$38,698
Adjusted Gross Margin	155,921	144,635	11,286	431,088	375,134	55,954
Adjusted EBITDA	133,470	129,325	4,145	375,732	336,882	38,850

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Net income

Net income was $60.0 million for the three months ended September 30, 2026, an increase of $5.0 million, as compared to $55.0 million for the three months ended September 30, 2025. Net income was higher primarily due to our new charter in Jordan and subcharter opportunities ($13.9 million), increased short-term LNG, gas and power opportunities ($6.1 million), and transition and transaction costs incurred in 2025 as a result of the Acquisition ($2.2 million), partially offset by timing of deliveries under our Atlantic Basin agreement ($11.0 million), higher business development costs ($3.4 million), and an increase in our provision for income taxes ($1.7 million).

Net income was $160.1 million for the nine months ended September 30, 2026, an increase of $32.2 million, as compared to $127.9 million for the nine months ended September 30, 2025. Net income was higher primarily due to the addition of long-term LNG, gas and power sales agreements ($46.9 million), transition and transaction costs incurred in 2025 as a result of the Acquisition ($33.6 million), and our new charter in Jordan and subcharter opportunities ($16.7 million), partially offset by an increase in interest expense due to our 2030 Notes (as defined herein) net of the effects of the Term Loan Facility (as defined herein) paydown ($17.9 million), the addition of depreciation and amortization in Jamaica and on Excelerate Acadia ($17.0 million), a decrease in short-term LNG, gas and power sales opportunities ($7.1 million), a decrease in interest income ($6.9 million), higher business development costs ($6.0 million), an increase in provision for income taxes ($5.5 million), and a seasonal maintenance project ($4.1 million).

Gross Margin and Adjusted Gross Margin

Gross Margin was $123.4 million for the three months ended September 30, 2026, an increase of $10.5 million, as compared to $112.9 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, Adjusted Gross Margin was $155.9 million, an increase of $11.3 million, as compared to $144.6 million for the three months ended September 30, 2025. Gross Margin and Adjusted Gross Margin were higher primarily due to our new charter in Jordan and subcharter opportunities ($13.9 million) and increased short-term LNG, gas and power opportunities ($6.1 million), partially offset by timing of deliveries under our Atlantic Basin agreement ($11.0 million).

Gross Margin was $334.9 million for the nine months ended September 30, 2026, an increase of $38.7 million, as compared to $296.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted Gross Margin was $431.1 million, an increase of $56.0 million, as compared to $375.1 million for the nine months ended September 30, 2025. Gross Margin and Adjusted Gross Margin were higher primarily due to the addition of long-term LNG, gas and power sales agreements ($46.9 million) and our new charter in Jordan and subcharter opportunities ($16.7 million), partially offset by a decrease in short-term LNG, gas and power sales opportunities ($7.1 million), and a seasonal maintenance project ($4.1 million). Gross Margin was also partially offset by the addition of depreciation and amortization in Jamaica and on Excelerate Acadia ($17.0 million).

Adjusted EBITDA

Adjusted EBITDA was $133.5 million for the three months ended September 30, 2026, an increase of $4.2 million, as compared to $129.3 million for the three months ended September 30, 2025. Adjusted EBITDA was higher primarily due to our new charter in Jordan and subcharter opportunities ($13.9 million) and increased short-term LNG, gas and power opportunities ($6.1 million), partially offset by timing of deliveries under our Atlantic Basin agreement ($11.0 million) and higher business development costs ($3.4 million).

Adjusted EBITDA was $375.7 million for the nine months ended September 30, 2026, an increase of $38.8 million, as compared to $336.9 million for the nine months ended September 30, 2025. Adjusted EBITDA was higher primarily due to the addition of long-term LNG, gas and power sales agreements ($46.9 million) and our new charter in Jordan and subcharter opportunities ($16.7 million), partially offset by a decrease in short-term LNG, gas and power sales opportunities ($7.1 million), a decrease in interest income ($6.9 million), higher business development costs ($6.0 million), and a seasonal maintenance project ($4.1 million).

For more information regarding our non-GAAP measures Adjusted Gross Margin and Adjusted EBITDA, and a reconciliation to their most comparable GAAP measures, see “—How We Evaluate Our Operations.”

LNG, gas and power revenues

LNG, gas and power revenues were $131.6 million for the three months ended September 30, 2026, a decrease of $113.6 million, as compared to $245.2 million for the three months ended September 30, 2025. The decrease was primarily due to fewer short-term LNG, gas and power sales opportunities and a timing of deliveries under on our Atlantic Basin agreement.

LNG, gas and power revenues were $575.5 million for the nine months ended September 30, 2026, an increase of $107.9 million, as compared to $467.6 million for the nine months ended September 30, 2025. The increase was primarily due to the Acquisition, partially offset by fewer short-term LNG, gas and power opportunities.

Terminal services revenues

Terminal services revenues were $165.7 million for the three months ended September 30, 2026, an increase of $19.8 million as compared to $145.9 million for the three months ended September 30, 2025. Terminal services revenues were higher primarily due to the deployment of Excelerate Acadia.

Terminal services revenues were $484.4 million for the nine months ended September 30, 2026, an increase of $41.3 million as compared to $443.1 million for the nine months ended September 30, 2025. Terminal services revenues were higher primarily due to the deployment of Excelerate Acadia, additional subcharter opportunities, and increased long-term contract rates.

Cost of LNG, gas and power

Cost of LNG, gas and power was $91.2 million for the three months ended September 30, 2026, a decrease of $110.7 million, as compared to $201.9 million for the three months ended September 30, 2025. The decrease was primarily due to fewer short-term LNG, gas and power sales opportunities and a timing of deliveries under our Atlantic Basin agreement.

Cost of LNG, gas and power was $469.6 million for the nine months ended September 30, 2026, an increase of $66.5 million, as compared to $403.1 million for the nine months ended September 30, 2025. The increase was primarily due to the Acquisition, partially offset by fewer short-term LNG, gas and power opportunities.

Operating expenses

Operating expenses were $50.1 million for the three months ended September 30, 2026, an increase of $5.6 million, as compared to $44.5 million for the three months ended September 30, 2025. The increase in operating expenses was primarily due to increased rebillable costs and additional subcharter opportunities.

Operating expenses were $159.3 million for the nine months ended September 30, 2026, an increase of $26.8 million, as compared to $132.5 million for the nine months ended September 30, 2025. The increase in operating expenses was primarily due to increased rebillable costs, a seasonal maintenance project, additional subcharter opportunities and increased personnel costs in Argentina.

Depreciation and amortization expenses

Depreciation and amortization expenses were $32.5 million for the three months ended September 30, 2026, an increase of $0.7 million, as compared to $31.8 million for the three months ended September 30, 2025. Depreciation and amortization increased primarily due to the deployment of Excelerate Acadia.

Depreciation and amortization expenses were $96.2 million for the nine months ended September 30, 2026, an increase of $17.3 million, as compared to $78.9 million for the nine months ended September 30, 2025. Depreciation and amortization increased primarily due to the Acquisition and the deployment of Excelerate Acadia.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.9 million for the three months ended September 30, 2026, an increase of $5.5 million, as compared to $23.4 million for the three months ended September 30, 2025. Selling, general and administrative expenses increased primarily due to increased business development.

Selling, general and administrative expenses were $77.5 million for the nine months ended September 30, 2026, an increase of $11.2 million, as compared to $66.3 million for the nine months ended September 30, 2025. Selling, general and administrative expenses increased primarily due to increased business development.

Transition and transaction expenses

Transition and transaction expenses were $2.2 million and $33.6 million for the three and nine months ended September 30, 2025, respectively. Transition and transaction expenses related to due diligence, legal, and integration costs for the Acquisition. We did not incur any transition and transaction expenses in the three and nine months ended September 30, 2026.

Interest expense

Interest expense was $24.0 million for the three months ended September 30, 2026, a decrease of $0.9 million, as compared to $24.9 million for the three months ended September 30, 2025. Interest expense was essentially flat.

Interest expense was $72.7 million for the nine months ended September 30, 2026, an increase of $16.1 million, as compared to $56.6 million for the nine months ended September 30, 2025. The increase was primarily due to our 2030 Notes (as defined herein) issued in May 2025, partially offset by the effects of the Term Loan Facility (as defined herein) paydown during the second quarter of 2025.

Other income, net

Other income, net was $1.7 million for the three months ended September 30, 2026, a decrease of $1.7 million, as compared to $3.4 million for the three months ended September 30, 2025. Other income, net decreased primarily due to a decrease in interest income.

Other income, net was $7.8 million for the nine months ended September 30, 2026, a decrease of $8.0 million, as compared to $15.8 million for the nine months ended September 30, 2025. Other income, net decreased primarily due to a decrease in interest income.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2026 and 2025 was $9.8 million and $7.9 million, respectively. The provision for income taxes for the nine months ended September 30, 2026 and 2025 was $25.2 million and $19.5 million, respectively. The change was primarily attributable to the year-over-year change in the geographical distribution of income.

The effective tax rate for the three months ended September 30, 2026 and 2025, was 14.0% and 12.6%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025, was 13.6% and 13.2%, respectively. The change was primarily driven by the geographical distribution of income and the varying tax regimes of jurisdictions.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest was $45.8 million for the three months ended September 30, 2026, an increase of $4.7 million, as compared to $41.1 million for the three months ended September 30, 2025. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Net income attributable to non-controlling interest was $121.4 million for the nine months ended September 30, 2026, an increase of $23.5 million, as compared to $97.9 million for the nine months ended September 30, 2025. The increase in net income attributable to non-controlling interest was primarily due to higher net income attributable to owners of our Class B Common Stock.

Liquidity and Capital Resources

Based on our cash positions, cash flows from operating activities and borrowing capacity under our debt facilities, we believe we will have sufficient liquidity for the next 12 months for ongoing operations, planned capital expenditures, other investments, debt service obligations, payment of tax distributions and our announced and expected quarterly dividends and distributions, as described in Part II, Item 5 – Our Dividend and Distribution Policy in the 2025 Annual Report. For more information regarding our planned dividend payments, see Note 13 – Equity. As of September 30, 2026, we had $356.7 million in unrestricted cash and cash equivalents.

We have historically funded our business, including meeting our day-to-day operational requirements, repaying our indebtedness and funding capital expenditures, through debt financing, equity offerings, capital contributions and our operating cash flows as discussed below. We expect that our future principal uses of cash will also include additional capital expenditures to fund our growth strategy, pay income taxes and make distributions from EELP to all interest holders, including Excelerate, to fund income taxes, fund our obligations under the Tax Receivable Agreement (“TRA”), and pay cash dividends and distributions. Any determination to pay dividends to holders of our common stock and distributions to holders of EELP’s Class B interests will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions on our existing and any future debt and other factors that our board of directors deems relevant. In the future we may enter into arrangements to grow our business or acquire or invest in complementary businesses which could decrease our cash and cash equivalents and increase our cash requirements. As a result of these and other factors, we could use our available capital resources sooner than expected and may be required to seek additional equity or debt financing.

Repurchase of Equity Securities

In December 2025, our board of directors approved a share repurchase program (the “Share Repurchase Program”) to purchase up to $75.0 million of our Class A Common Stock, $0.001 par value per share (“Class A Common Stock”). The Share Repurchase Program does not obligate us to acquire any specific number of shares, has no expiration date, and may be suspended, extended, modified or discontinued at any time at the discretion of the board of directors. During the three months ended September 30, 2026, we repurchased 291,157 shares of our outstanding Class A Common Stock at a weighted average price of $35.21 per share, for a total net cost, including commission fees and taxes, of approximately $10.4 million. During the nine months ended September 30, 2026, we repurchased 1,132,033 shares of our outstanding Class A Common Stock at a weighted average price of $34.23 per share, for a total net cost, including commission fees and taxes, of approximately $39.2 million. For more information, see Part II – Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Share Repurchase Program.

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

Cash Flow Statement Highlights

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine months ended September 30,
	2026	2025	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$254,502	$356,821	$(102,319)
Investing activities	(313,606)	(1,177,463)	863,857
Financing activities	(120,889)	747,848	(868,737)
Effect of exchange rate on cash, cash equivalents, and restricted cash	209	87	122
Net decrease in cash, cash equivalents, and restricted cash	$(179,784)	$(72,707)	$(107,077)

Operating Activities

Cash flows provided by operating activities decreased by $102.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to differences in the timing of collections and payments related to LNG, gas and power purchases and sales, and interest expense on the 2030 Notes (as defined herein), partially offset by costs related to the Acquisition.

Investing Activities and Capital Expenditures

Cash flows used in investing activities were primarily comprised of capital expenditures made for the purchases of property and equipment, which decreased by $863.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to the Acquisition, partially offset by increased milestone payments made in 2026 as compared to 2025 for the Excelerate Acadia as well as purchases made in 2026 for our Iraq project.

Financing Activities

Financing cash flows decreased by $868.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to $800.0 million in borrowings as a result of the Debt Offering (as defined herein) completed in 2025, $201.8 million in proceeds from the Equity Offering, and $38.1 million in repurchases of Class A Common Stock, partially offset by a $161.4 million decrease in repayments on long-term debt and finance leases and a $20.3 million decrease in the payment of debt issuance costs.

Capital Expenditures

The following table summarizes our cash outlays for capital projects for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,			For the nine months ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands)
Capital expenditures
Growth	$28,836	$29,390	$(554)	$286,693	$86,036	$200,657
Maintenance	11,374	18,289	(6,915)	33,585	44,355	(10,770)
Gross capital expenditures	40,210	47,679	(7,469)	320,278	130,391	189,887
Change in capital project payables and accruals, net	(10,437)	4,285	(14,722)	(6,672)	(1,019)	(5,653)
Cash outlays for capital projects	$29,773	$51,964	$(22,191)	$313,606	$129,372	$184,234

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

As of September 30, 2026, the Company had issued no letters of credit under the EE Revolver. As a result of the EE Revolver’s financial ratio covenants and after taking into account the outstanding letters of credit issued under the facility, all of the $500.0 million of undrawn capacity was available for additional borrowings as of September 30, 2026 and up to $500.0 million of the EE Revolver may be used for letters of credit. We have $172.8 million in letters of credit outstanding as of September 30, 2026, under a bilateral facility.

As of September 30, 2026, the Company was in compliance with the covenants under its debt facilities.

For information about our other debt obligations, see Notes 11 and 12 in the Notes to our Consolidated Financial Statements.

Other Contractual Obligations

Operating Leases

We are the lessee of one floating regasification terminal lease and one vessel lease. Additionally, we have operating leases for offices in various locations under noncancelable leases. As of December 31, 2025, we had future minimum lease payments totaling $212.0 million. As of September 30, 2026, we had future minimum lease payments totaling $188.3 million and are committed to $8.7 million in year one, $69.9 million for years two and three, $65.9 million for years four and five and $43.8 million thereafter.

Finance Leases

Certain enforceable floating regasification terminal leases and pipeline capacity agreements are classified as finance leases, and the right-of-use assets are included in property and equipment. As of December 31, 2025, we had future minimum lease payments totaling $207.2 million. As of September 30, 2026, we had future minimum lease payments totaling $182.3 million and are committed to $8.3 million in payments in year one, $60.8 million for years two and three, $55.2 million for years four and five and $58.0 million thereafter.

Tax Receivable Agreement

We are party to the TRA with EE Holdings and the Foundation. The TRA provides for payment by us to EE Holdings of 85% of the amount of the net cash tax savings, if any, that we are deemed to realize as a result of our utilization of certain tax benefits resulting from (i) certain increases in the tax basis of assets of EELP and its subsidiaries resulting from exchanges of EELP partnership interests in the future, (ii) certain tax attributes of EELP and subsidiaries of EELP (including the existing tax basis of assets owned by EELP or its subsidiaries and the tax basis of certain assets purchased from the Foundation) that existed as of the time of our initial public offering (“IPO”) or may exist at the time when Class B interests of EELP are exchanged for shares of Class A Common Stock, and (iii) certain other tax benefits related to us entering into the TRA, including tax benefits attributable to payments that we make under the TRA. As a result of the Share Repurchase Program, our expected payments under the TRA decreased by $1.2 million for the nine months ended September 30, 2026.

LNG purchase commitments

Our LNG future purchase obligations are primarily based on monthly Henry Hub natural gas futures, Dutch Title Transfer Facility futures, or Brent Crude pricing times a fixed percentage or with a contractual spread where applicable. Some obligations depend on supplier LNG facilities becoming operational.

The following table presents our future contractual obligations from contracts exceeding one year as of September 30, 2026 (in thousands):

	Next Twelve Months	Beyond
LNG purchase and capacity obligations	$750,307	$11,520,239
Long-term debt obligations	35,957	1,052,516
Lease obligations	68,128	302,471
Other purchase obligations	159,977	52,591
Total commitments	$1,014,369	$12,927,817

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

As of September 30, 2026 and December 31, 2025, the fair value of our interest rate swaps was $1.2 million and $0.5 million, respectively. Based on our hedged notional amount as of September 30, 2026, a hypothetical 100 basis point increase or decrease in the three-month and six-month SOFR forward curves would change the estimated fair value of our existing interest rate swaps by $0.6 million.

Commodity Price Risk

In the course of our operations, we may be exposed to commodity price risk, primarily through our purchases of or commitments to purchase LNG. To reduce our exposure, we may enter into derivative instruments to offset some or all of the associated price risk. As of September 30, 2026, the fair value of our financial commodity derivative instruments was immaterial. As of December 31, 2025, we had no financial commodity derivative instruments. Based on our hedged notional amount as of September 30, 2026, a hypothetical 10% increase or decrease in the underlying commodities prices would change the estimated fair value of our commodity derivative instruments by $0.3 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. We have one foreign subsidiary that utilizes the euro as its functional currency. Gains or losses due to transactions in foreign currencies are included in other income (expense), net in our consolidated statements of income. Due to a portion of our expenses being incurred in currencies other than the U.S. dollar, our expenses may, from time to time, increase relative to our revenues as a result of fluctuations in exchange rates, particularly between the U.S. dollar and the euro, Argentine peso,

Brazilian real, Bangladesh taka, Jamaican dollar and Singapore dollar. As of September 30, 2026, the fair value of financial derivatives used to hedge some of our currency exposure was $(0.6) million. For the nine months ended September 30, 2026 and 2025, we recorded $(0.9) million and $(0.7) million, respectively, in foreign currency gains/(losses) in our consolidated statements of income.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings is incorporated by reference to Part I. Item 1. Financial Information—Note 21 – Commitments and contingencies in this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” included in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes the repurchases and cancellations of our Class A Common Stock during the three months ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the Share Repurchase Program (in thousands)
July 1, 2026 to July 31, 2026	36,694	$37.57	36,694	$45,119
August 1, 2026 to August 31, 2026	83,487	36.48	83,487	42,073
September 1, 2026 to September 30, 2026	170,976	34.08	170,976	36,246
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

On September 23, 2026, Amy Thompson Broussard, Executive Vice President and Chief Human Resources Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 5,000 shares of Class A Common Stock. This 10b5-1 sales plan will become effective on January 1, 2027 and will terminate on October 1, 2028, subject to earlier termination as provided in the plan.

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

Excelerate Energy, Inc.

Date: November 5, 2026	By:	/s/ Dana Armstrong
Dana Armstrong
Executive Vice President and Chief Financial Officer (Principal Financial Officer)